Form 10-Q
period 1989-04-30
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

    For Quarter Ended April 30, 1989           Commission File No. 0-6649


                             Jilco Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     California                                           95-2075885
------------------------------------------------------------------------------
     (State of other jurisdiction or                      (I.R.S. Employer No.)
     incorporation of organization)

P. O. Box 10539, Beverly Hills, California                              90213
--------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)

         (310) 274-1986
--------------------------------------------------------------------------------
         (Registrant's Telephone Number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes          .                 No     X   .
                      ---------                    ---------

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                     BALANCE SHEET - APRIL 30, 1989 AND 1988
                                   (Unaudited)



                                     ASSETS


                                                                        1989             1988
                                                                      ---------        ---------
Current Assets:
       Cash                                                           $   2,285        $      94
                                                                      ---------        ---------

                                                                      $   2,285        $      94
                                                                      =========        =========

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder
         (Note 3)                                                     $  45,000        $  39,925
       Accrued expenses                                               $  12,023        $   8,060
                                                                      =========        =========

Total current liabilities                                             $  57,023        $  47,985
                                                                      ---------        ---------


Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                                             $ 749,950        $ 749,950
Deficit                                                                (804,688)        (797,841)
                                                                      ---------        ---------
                    Total                                               (54,738)         (47,891)
                                                                      ---------        ---------

                                                                      $   2,285        $      94
                                                                      =========        =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                    NINE MONTHS ENDED APRIL 30, 1989 AND 1988
                                   (Unaudited)


                                                                      1989             1988
                                                                    ---------        ---------
Expenses:
       General and Administrative                                   $   5,145        $   4,225
       State Franchise Tax                                                405              200
                                                                    ---------        ---------

Net Loss                                                            $  $5,550)       $  (4,425)

Deficit, beginning of year                                          $(799,138)       $(793,416)
                                                                    ---------        ---------

Deficit, end of period                                              $(803,662)       $(797,841)
                                                                    =========        =========

Loss per share (Note 2)                                             $    0.01        $    0.01
                                                                    =========        =========





                   THREE MONTHS ENDED APRIL 30, 1989 AND 1988


Expenses:
       General and Administrative                                   ($  1,026)       ($  1,193)

       Net Loss                                                     $   1,026        $   1,193
                                                                    ---------        ---------

       Loss per share                                                    $-0-             $-0-

                             JILCO INDUSTRIES, INC.

                   STATEMENT OF CHANGES IN FINANCIAL POSITION

                    NINE MONTHS ENDED APRIL 30, 1989 AND 1988
                                   (Unaudited)


                                                    1989            1988
                                                  --------        --------

Source of funds:
       Net loss                                   $ (5,550)       $ (4,425)

       Working capital used in
       operations                                 $ (5,550)       $ (4,425)
                                                  ========        ========

Application of funds:
       Decrease in working capital                $ (5,550)       $ (4,425)
                                                  ========        ========

Summary of net change in working capital:
 Increase (decrease) in current assets:
       Cash                                       $    403        $   (871)
                                                  --------        --------
Increase (decrease) in current liabilities:
       Accrued expenses                           $  2,878        $  1,554
       Note Payable to Shareholder                $  3,075        $ 34,925
       Advance payable                            $    -0-        $(32,925)
                                                  --------        --------

                                                  $  5,953        $  3,554

Decrease in working capital:                      $ (5,550)       $ (4,425)
                                                  ========        ========



                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    NINE MONTHS ENDED APRIL 30, 1989 AND 1988
                                   (Unaudited)



NOTE 1 - THE COMPANY

The Company has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. The expenses the Company has incurred represent those necessary to keep the Company in good standing in its state of residence.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown as notes payable also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.

Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - LOSS PER SHARE

All per share computations are based on 449,991 shares outstanding. There are no common stock equivalents.

NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholder consist of the following:


                      1996          1995          1994          1993          1992          1991          1990          1989
                     -------       -------       -------       -------       -------       -------       -------       -------
Revolving note
payable (A)          $40,000       $40,000       $40,000       $40,000       $40,000       $40,000       $40,000       $40,000

Revolving note
payable (B)            8,250         8,250         8,250         5,250         4,250         2,000         1,000           -0-

Term note
payable (C)            5,000         5,000         5,000         5,000         5,000         5,000         5,000         5,000
                     -------       -------       -------       -------       -------       -------       -------       -------

 TOTAL               $53,250       $53,250       $53,250       $50,250       $49,250       $47,000       $46,000       $45,000
                     -------       -------       -------       -------       -------       -------       -------       -------


(A) Accrued interest at 9% per annum. Principal and accrued interest due on demand.

(B) Accrued interest at 11% per annum. Principal and accrued interest due on demand.

(C) Accrued interest at 10% per annum. Principal and accrued interest due on demand.

                             JILCO INDUSTRIES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Registrant has not conducted any business operations during the last five (5) fiscal years, except that during the above fiscal years it has incurred expenses necessary to keep its good standing in its state of residence.



                           PART II. OTHER INFORMATION


         None of Items 1 through 6 of Part II are applicable.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 JILCO INDUSTRIES, INC.


                                 By:  /s/ Martha J. Kretzmer
                                    --------------------------------------
                                         Martha J. Kretzmer
                                         President

                                 Date:    August 7, 1997