Form 10-K
period 1989-07-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED
July 31, 1989                                             COMMISSION NO. 0-6649

                             JILCO INDUSTRIES, INC.
             (exact name of registrant as specified in its charter)

       California                                             95-207885
----------------------------                              ------------------
(State or other jurisdiction                               I.R.S. Employer
of organization)                                          Identification No.

P. O. Box 10539
Beverly Hills, California                                        90213
-------------------------                                        -----
(Address or principal                                         (Zip Code)
executive offices)

Registrant's telephone number, including area code is (310) 274-1986. Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes                  No   X
                             -------             -------


As of July 31, 1989, there were 449,991 shares of common stock outstanding.

ITEM 1.  Business

         Registrant is not engaged in any business operations and has not been so engaged since 1968.

ITEM 2.  Properties

         Registrant does not have an interest in any properties.

ITEM 3.  Legal Proceedings

         None.


                                                     PART II.

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

                    Increase and Decrease in Outstanding Securities Indebtedness

                              None.

                    Changes in Securities and Changes in Securities for Registered Securities

                              None.

                    Defaults Upon Senior Securities

                              None.

                    Approximate Number of Equity Security Holders

                                                 Number of Record Holders
                Title of Class                      As of July 31, 1989
                --------------                     ---------------------
                 Common Stock                               785

                Submission of Matters to a Vote of Security Holders

                         Not applicable.


ITEM 6.  Selected Financial Data


                                  Five Year Summary of Operations


                                           Year ended July 31,
                            ---------------------------------------------------
                              1989       1988       1987       1986       1985
                            -------    -------    -------    -------    -------
Expenses                    $ 6,577    $ 5,722    $ 3,300    $ 3,171    $ 2,962

Net loss                    $(6,577)   $(5,722)   $(3,300)   $(3,171)   $(2,962)

Loss per share              $ (0.01)   $ (0.01)   $ (0.01)   $ (0.01)   $ (0.01)
   (Note 2)

Total Assets                $ 2,280    $ 1,882    $   965    $   835    $   436



The numerical note referred to above is included in the Notes to Financial Statements. Registrant has not conducted any business operations during its last five (5) fiscal years, except that during the above fiscal years it has incurred expenses necessary to keep its good standing in its state of residence.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Refer to notes and financial statements.

ITEM 8.  Financial Statements and Supplementary Data

         The financial statements of Registrant are attached hereto as Exhibit 14(a).

                                                     PART III.

ITEM 10. Directors and Executive Officers of the Registrant

                                                                                 First                      Common Shares
                                     Principal                                  Elected                   Owned Beneficially
     Name                            Occupation                  Age            Director                   On July 31, 1989
     ----                            ----------                  ---            --------                   -----------------
Martha J. Kretzmer                   President,                   56            1987                                -0-
                                     Secretary and
                                     Treasurer of
                                     Registrant



ITEM 11. Management Remuneration and Transaction

         No officer or director of Registrant receives any remuneration.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         Leonard M. Ross owns 400,955 shares of the issued and outstanding stock of Registrant which constitutes approximately 89% of such stock. Registrant does not have any subsidiaries.


                    Indemnification of Directors and Officers

         The by-laws of the Corporation provide that the Corporation shall indemnify each of its officers and directors, whether or not then in office, to the extent permitted by the California General Corporation Law against all reasonable expenses actually and necessarily incurred by such individuals in connection with the defense of any litigation to which he or she may have been made a party because he or she is or was a director or officer of the Corporation. Directors and officers have no right to reimbursement in relation to any matter in which such officer or director has been adjudged liable to the Corporation for gross negligence or comparable misconduct in the performance of his or her duties.






                                     PART IV

ITEM     14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      The Registrant's financial statements are attached hereto.

         (b) No materially important events occurred during the fiscal year of Registrant that would require filing of Form 8-K.

         (c) The Exhibits listed in the accompanying Exhibit Index on Page 12 are filed as part of this Form 10-K.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duty authorized.

                             (Registrant)         JILCO INDUSTRIES, INC.


                                                  By: /s/ MARTHA J. KRETZMER
                                                     --------------------------
                                                          Martha J. Kretzmer
                                                          President

                                                  Date:    August 7, 1997

                             JILCO INDUSTRIES, INC.

                          List of Financial Statements


          The following financial statements of Jilco Industries, Inc. are included in Item 8:

                    Balance sheets -- Years ended July 31, 1989 and 1988.

                    Statements of operations -- Years ended July 31, 1989, 1988 and 1987.

                    Statements of cash flows -- Years ended July 31, 1989, 1988 and 1987.

                    Notes to financial statements -- July 31, 1989.

                             JILCO INDUSTRIES, INC.
                                 BALANCE SHEETS
                                 AS OF JULY 31,
                                   (UNAUDITED)

                                     ASSETS

                                                          1989          1988
                                                       ---------      ---------
ASSETS
   Cash                                                $   2,280      $   1,882
                                                       ---------      ---------

      TOTAL ASSETS                                     $   2,280      $   1,882
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                        $ -0-          $ -0-
   Notes payable to shareholder
   (Note 3)                                               45,000         36,925
   Accrued expenses (Note 3)                              13,045          9,145
                                                       ---------      ---------

   Total current liabilities                              58,045         51,070
                                                       ---------      ---------

SHAREHOLDERS' DEFICIENCY
   Common stock, no par value
   1,500,000 shares authorized
   449,991 shares issued and
   outstanding                                           749,950        749,950
   Accumulated deficit                                  (805,715)      (793,416)
                                                       ---------      ---------

   Total shareholders'
      deficiency                                         (55,765)       (43,466)
                                                       ---------      ---------

      TOTAL LIABILITIES AND
      SHAREHOLDERS'
      DEFICIENCY                                       $   2,280      $     965
                                                       =========      =========




   The accompanying notes are an integral part of these financial statements.

                             JILCO INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          FOR THE YEARS ENDED JULY 31,
                                   (UNAUDITED)


                                         1989           1988             1987
                                      ---------       ---------       ---------
EXPENSES
   Professional
   fees                               $   1,795       $   1,783       $   1,500
   Fees and
   licenses                                 255           1,155           1,035
   Interest expense
   (Note 3)                               4,085           2,519             500
   State franchise
   tax                                      405             200             200
   Sundry                                    37              65              65
                                      ---------       ---------       ---------

   Total
   expenses                               6,577           5,722           3,300
                                      ---------       ---------       ---------

NET LOSS                                 (6,577)         (5,722)         (3,300)

ACCUMULATED DEFICIT,
   BEGINNING OF
   YEAR                                (799,138)       (793,416)       (790,116)
                                      ---------       ---------       ---------

ACCUMULATED DEFICIT,
   END OF YEAR                        $(805,715)      $(799,138)       (790,116)
                                      =========       =========       =========

NET LOSS PER SHARE
   (NOTE 2)                           $   (0.01)      $   (0.01)      $   (0.01)
                                      =========       =========       =========





   The accompanying notes are an integral part of these financial statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JULY 31,



                                                 1989         1988         1987
                                               -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                    $(6,577)     $(5,722)     $ 3,300
   Increase
   (decrease) in
   Accounts payable
   and accrued
   expenses                                      3,900        2,639          430
                                               -------      -------      -------

   Net cash used
   in operating
   activities                                   (2,677)      (3,083)         130
                                               -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from
   notes payable to
   shareholder, net                              3,075        4,000          -0-
                                               -------      -------      -------

   Net cash
   provided by
   financing
   activities                                    3,075        4,000          -0-
                                               -------      -------      -------

NET INCREASE
(DECREASE) IN
CASH                                               398          917          130
                                                                         -------

CASH. BEGINNING
OF YEAR                                          1,882          965          835
                                               -------      -------      -------

CASH, END OF YEAR                              $ 2,280      $ 1,882          965
                                               =======      =======      =======





   The accompanying notes are an integral part of these financial statements.

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

                                  EXHIBIT INDEX


Exhibit No.    Description

3(1)           Articles of Incorporation of the Company, as amended.

3(2)           By-laws of the Company, as amended.

10(1) Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross.

10(2) Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross.

10(3) Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross.