Form 10-Q
period 1989-10-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

     For Quarter Ended October 31, 1989          Commission File No. 0-6649


                             Jilco Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                      95-2075885
--------------------------------------------------------------------------------
        (State of other jurisdiction or            (I.R.S. Employer No.)
        incorporation of organization)

        P. O. Box 10539, Beverly Hills, California               90213
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

               Yes  [ ]                      No    [X]

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - OCTOBER 31, 1989 AND 1988

                                   (Unaudited)



                                     ASSETS

                                                         1989           1988
                                                       ---------      ---------
Current Assets:
      Cash                                             $   1,430      $   2,336
                                                       ---------      ---------

                                                       $   1,430      $   2,336
                                                       =========      =========


                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder
        (Note 3)                                       $  45,000      $  45,000
      Accrued expenses                                 $  14,066      $   9,981
                                                       =========      =========

Total current liabilities                              $  59,066      $  54,981
                                                       ---------      ---------


Shareholders' equity deficiency:
      Common stock, no par:
           1,500,000 shares authorized;
           449,991 shares issued and
           outstanding                                 $ 749,950      $ 749,950
Deficit                                                 (807,586)      (802,595)
                                                       ---------      ---------
                 Total                                   (57,636)       (52,645)
                                                       ---------      ---------

                                                       $   1,430      $   2,335
                                                       =========      =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                  THREE MONTHS ENDED OCTOBER 31, 1989 AND 1988
                                   (Unaudited)



                                                     1989               1988
                                                   ---------          ---------
Expenses:
      General and Administrative                   $   1,271          $   3,052
      State Franchise Tax                                600                405
                                                   ---------          ---------

Net Loss                                           $  (1,871)         $  (3,457)

Deficit, beginning of year                         $(805,716)         $(799,138)
                                                   ---------          ---------

Deficit, end of period                             $ 807,586          $ 802,595
                                                   =========          =========

Loss per share (Note 2)                            $    0.00          $    0.01
                                                   =========          =========

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                  THREE MONTHS ENDED OCTOBER 31, 1989 AND 1988
                                   (Unaudited)



                                                           1989          1988
                                                          -------       -------
Cash flows from operating activities:

      Net loss                                            $ 1,871       $ 3,457

      Increase (decrease) in accounts
      payable and accrued expenses                        $ 1,021       $   836
                                                          =======       =======

      Net cash used in operating activities               $  (850)      $(2,621)
                                                          =======       =======

Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                                 $     0       $ 3,075
                                                          =======       =======

      Net cash provided by financing activities           $     0       $ 3,075
                                                          =======       =======

Net increase (decrease) in cash                           $  (850)      $   454
                                                          =======       =======

Cash -- beginning of period                               $ 2,280       $ 1,882
                                                          -------       -------

Cash -- end of period                                     $ 1,430       $ 2,336
                                                          -------       -------


Supplemental cash flow information

      Interest paid                                       $     0       $     0
                                                          -------       -------
      Taxes paid                                          $   600       $   405
                                                          -------       -------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED OCTOBER 31, 1989 AND 1988
                                   (Unaudited)



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


NOTE 2 - LOSS PER SHARE

All per share computations are based on 449,991 shares outstanding. There are no common stock equivalents.

NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholder consist of the following:

                   1996       1995       1994       1993       1992       1991       1990       1989
                  -------    -------    -------    -------    -------    -------    -------    -------
Revolving note
payable (A)       $40,000    $40,000    $40,000    $40,000    $40,000    $40,000    $40,000    $40,000

Revolving note
payable (B)         8,250      8,250      8,250      5,250      4,250      2,000      1,000          0

Term note
payable (C)         5,000      5,000      5,000      5,000      5,000      5,000      5,000      5,000
                  -------    -------    -------    -------    -------    -------    -------    -------

 TOTAL            $53,250    $53,250    $53,250    $50,250    $49,250    $47,000    $46,000    $45,000
                  -------    -------    -------    -------    -------    -------    -------    -------

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


                                        JILCO INDUSTRIES, INC.


                                        By:  /s/ MARTHA J. KRETZMER
                                             ----------------------------------
                                             Martha J. Kretzmer
                                             President

                                        Date:  August 7, 1997