Form 10-Q
period 1990-01-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

      For Quarter Ended January 31, 1990          Commission File No. 0-6649


                             Jilco Industries, Inc.
 ------------------------------------------------------------------------------
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

                Yes       .                      No    X   .
                   -------                          -------

                         PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                   BALANCE SHEET - JANUARY 31, 1990 AND 1989

                                  (Unaudited)



                                     ASSETS


                                                                     1990         1989
                                                                   ---------    ---------
Current Assets:
       Cash                                                        $     411    $   2,290
                                                                   ---------    ---------

                                                                   $     411    $   2,290
                                                                   =========    =========




                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder
         (Note 3)                                                  $  46,000    $  45,000
Accrued expenses                                                   $  15,136    $  11,002
                                                                   =========    =========

Total current liabilities                                          $  61,136    $  56,002
                                                                   ---------    ---------

Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                                          $ 749,950    $ 749,950
Deficit                                                             (810,675)    (803,662)
                                                                   ---------    ---------
                    Total                                            (60,725)     (53,712)
                                                                   ---------    ---------

                                                                   $     411    $    2290
                                                                   =========    =========



                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                   SIX MONTHS ENDED JANUARY 31, 1990 AND 1989
                                   (Unaudited)



                                                                    1990         1989
                                                                 ---------    ---------
Expenses:
       General and Administrative                                $   4,360    $   4,119
       State Franchise Tax                                             600          405
                                                                 ---------    ---------

Net Loss                                                         ($  4,960)   ($  4,524)

Deficit, beginning of year                                       ($805,715)   ($799,138)
                                                                 ---------    ---------

Deficit, end of period                                           $ 810,675    $ 803,662
                                                                 =========    =========

Loss per share (Note 2)                                          $    0.01    $    0.01
                                                                 =========    =========





                  THREE MONTHS ENDED JANUARY 31, 1990 AND 1989


Expenses:
       General and Administrative                                $  (3,089)   $  (1,067)

       Net Loss                                                  $   3,089    $   1,067
                                                                 ---------    ---------

       Loss per share                                            $    0.01    $    0.01

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED JANUARY 31, 1990 AND 1989
                                   (Unaudited)


                                                            1990          1989
                                                           -------      -------
Cash flows from operating activities:

       Net loss                                            ($4,960)     ($4,524)

       Increase (decrease) in accounts
       payable and accrued expenses                        $ 2,091      $ 1,857
                                                           =======      =======

       Net cash used in operating activities               ($2,869)     ($2,667)
                                                           =======      =======

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                                 $ 1,000      $ 3,075
                                                           =======      =======


       Net cash provided by financing activities           $ 1,000      $ 3,075
                                                           =======      =======


Net increase (decrease) in cash                            ($1,869)     $   408
                                                           =======      =======


Cash -- beginning of period                                $ 2,280      $ 1,882
                                                           -------      -------

Cash -- end of period                                      $   411      $ 2,290
                                                           -------      -------


Supplemental cash flow information

       Interest paid                                          $-0-         $-0-
                                                           -------      -------

       Taxes paid                                          $   600      $   405
                                                           -------      -------



                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JANUARY 31, 1990 AND 1989
                                   (Unaudited)



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


                                                   JILCO INDUSTRIES, INC.


                                                   By: /s/ Martha J. Kretzmer
                                                      -------------------------
                                                           Martha J. Kretzmer
                                                           President

                                                   Date:    August 7, 1997