Form 10-Q
period 1990-04-30
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

          For Quarter Ended April 30, 1990        Commission File No. 0-6649


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

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                     BALANCE SHEET - APRIL 30, 1990 AND 1989

                                   (Unaudited)



                                     ASSETS

                                                                     1990          1989
                                                                   ---------    ---------
Current Assets:
       Cash                                                        $     388    $   2,285
                                                                   ---------    ---------

                                                                   $     388    $   2,285
                                                                   =========    =========




                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder
         (Note 3)                                                  $  46,000    $  45,000
       Accrued expenses                                            $  16,206    $  12,023
                                                                   =========    =========

Total current liabilities                                          $  62,206    $  57,023
                                                                   ---------    ---------


Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                                          $ 749,950    $ 749,950
Deficit                                                             (811,768)    (804,688)
                                                                   ---------    ---------
                    Total                                            (61,818)     (54,738)
                                                                   ---------    ---------

                                                                   $     388    $   2,285
                                                                   =========    =========



                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                    NINE MONTHS ENDED APRIL 30, 1990 AND 1989
                                   (Unaudited)



                                                                   1990         1989
                                                                ---------    ---------
Expenses:
       General and Administrative                               $   5,453    $   5,145
       State Franchise Tax                                            600          405
                                                                ---------    ---------

Net Loss                                                        $  (6,053)   $  (5,550)

Deficit, beginning of year                                      $(805,715)   $(799,138)
                                                                ---------    ---------

Deficit, end of period                                          $ 811,768    $ 804,688
                                                                =========    =========

Loss per share (Note 2)                                         $    0.01    $    0.01
                                                                =========    =========





                   THREE MONTHS ENDED APRIL 30, 1990 AND 1989


Expenses:
       General and Administrative                               $  (1,093)   $  (1,026)

       Net Loss                                                 $   1,093    $   1,026
                                                                ---------    ---------

       Loss per share                                           $     -0-    $     -0-

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED APRIL 30, 1990 AND 1989
                                   (Unaudited)


                                                             1990         1989
                                                           -------      -------
Cash flows from operating activities:

       Net loss                                            ($6,053)     ($5,550)

       Increase (decrease) in accounts
       payable and accrued expenses                        $ 3,161      $ 2,878
                                                           =======      =======

       Net cash used in operating activities               ($2,892)     ($2,671)
                                                           =======      =======

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                                 $ 1,000      $ 3,075
                                                           =======      =======

       Net cash provided by financing activities           $ 1,000      $ 3,075
                                                           =======      =======

Net increase (decrease) in cash                            ($1,892)     $   403
                                                           =======      =======

Cash -- beginning of period                                $ 2,280      $ 1,882
                                                           -------      -------

Cash -- end of period                                      $   388      $ 2,285
                                                           -------      -------


Supplemental cash flow information

       Interest paid                                       $     0      $     0
                                                           -------      -------
       Taxes paid                                          $   600      $   405
                                                           -------      -------



                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    NINE MONTHS ENDED APRIL 30, 1990 AND 1989
                                   (Unaudited)



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


                                                 JILCO INDUSTRIES, INC.


                                                 By:  /s/ Martha J. Kretzmer
                                                    ------------------------
                                                          Martha J. Kretzmer
                                                          President

                                                 Date:    August 7, 1997