Form 10-K
period 1990-07-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED
July 31, 1990                                              COMMISSION NO. 0-6649

                             JILCO INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

     California                                                95-207885
----------------------------                               ---------------------
(State or other jurisdiction                               I.R.S. Employer
of organization)                                           Identification No.

P. O. Box 10539
Beverly Hills, California                                      90213
-------------------------                                  ---------------------
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

                                 Yes      No  X
                                     -----  -----

  As of July 31, 1990, there were 449,991 shares of common stock outstanding.

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

                                    None.

             Defaults Upon Senior Securities

                                    None.

             Approximate Number of Equity Security Holders

                                                 Number of Record Holders
                  Title of Class                 As of July 31, 1990
                  --------------                 ---------------------

                  Common Stock                       785

                  Submission of Matters to a Vote of Security Holders

                           Not applicable.


ITEM 6.  Selected Financial Data

                         Five Year Summary of Operations


                                            Year ended July 31,
                      -----------------------------------------------------------------

                      1990            1989          1988            1987           1986
                      ----            ----          ----            ----           ----

Expenses             $ 7,141        $ 6,577        $ 5,722        $ 3,300        $ 3,171

Net loss             $(7,141)       $(6,577)       $(5,722)       $(3,300)       $(3,171)

Loss per share       $ (0.02)       $ (0.01)       $ (0.01)       $ (0.01)       $ (0.01)
   (Note 2)

Total Assets         $   370        $ 2,280        $ 1,882        $   965        $   835


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

                                    PART III.

ITEM 10. Directors and Executive Officers of the Registrant

                                                             First         Common Shares
                                Principal                   Elected     Owned Beneficially
               Name            Occupation           Age     Director       On July 31, 1990
               ----            ----------           ---     --------      -----------------

Byron J. Wayne               President,              57     1987            -0-
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

                     (Registrant)               JILCO INDUSTRIES, INC.


                                                By: /s/ Martha J. Kretzmer
                                                   -----------------------------
                                                       Martha J. Kretzmer
                                                       President

                                                Date:    August 7, 1997

                             JILCO INDUSTRIES, INC.

                          List of Financial Statements


          The following financial statements of Jilco Industries, Inc. are included in Item 8:

               Balance sheets -- Years ended July 31, 1990 and 1989.

               Statements of operations -- Years ended July 31, 1990, 1989 and 1988.

               Statements of cash flows -- Years ended July 31, 1990, 1989 and 1988.

               Notes to financial statements -- July 31, 1990.

                             JILCO INDUSTRIES, INC.
                                 BALANCE SHEETS
                                 AS OF JULY 31,
                                   (UNAUDITED)

                                     ASSETS


                                                 1990             1989
                                               ---------        ---------
ASSETS
   Cash                                        $     370        $   2,280
                                               ---------        ---------

      TOTAL ASSETS                             $     370        $   2,280
                                               =========        =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                            $     -0-        $     -0-
   Notes payable to shareholder
   (Note 3)                                       46,000           45,000
   Accrued expenses (Note 3)                      17,276           13,045
                                               ---------        ---------

   Total current liabilities                      63,276           58,045
                                               ---------        ---------

SHAREHOLDERS' DEFICIENCY
   Common stock, no par value
   1,500,000 shares authorized
   449,991 shares issued and
   outstanding                                   749,950          749,950
   Accumulated deficit                          (812,856)        (805,715)
                                               ---------        ---------

   Total shareholders'
      deficiency                                 (62,906)         (55,765)
                                               ---------        ---------

      TOTAL LIABILITIES AND
      SHAREHOLDERS'
      DEFICIENCY                               $     370        $   2,280
                                               =========        =========


                 The accompanying notes are an integral part of
                          these financial statements.

                             JILCO INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          FOR THE YEARS ENDED JULY 31,
                                   (UNAUDITED)


                             1990             1989             1988
                           ---------        ---------        ---------
EXPENSES
   Professional
   fees                    $   2,000        $   1,795        $   1,783
   Fees and
   licenses                      255              255            1,155
   Interest expense
   (Note 3)                    4,231            4,085            2,519
   State franchise
   tax                           600              405              200
   Sundry                         55               37               65

   Total
   expenses                    7,141            6,577            5,722
                           ---------        ---------        ---------

NET LOSS                      (7,141)          (6,577)          (5,722)

ACCUMULATED DEFICIT,
   BEGINNING OF
   YEAR                     (805,715)        (799,138)        (793,416)
                           ---------        ---------        ---------

ACCUMULATED DEFICIT,
   END OF YEAR             $(812,856)       $(805,715)       $(799,138)
                           =========        =========        =========

NET LOSS PER SHARE
   (NOTE 2)                $   (0.02)       $   (0.01)       $   (0.01)
                           =========        =========        =========



                 The accompanying notes are an integral part of
                          these financial statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JULY 31,


                                            1990           1989           1988
                                           -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $(7,141)       $(6,577)       $(5,722)
   Increase
   (decrease) in
   Accounts payable
   and accrued
   expenses                                  4,231          3,900          2,639
                                           -------        -------        -------

   Net cash used
   in operating
   activities                               (2,910)        (2,677)        (3,083)
                                           -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from
   notes payable to
   shareholder, net                          1,000          3,075          4,000
                                           -------        -------        -------

   Net cash
   provided by
   financing
   activities                                1,000          3,075          4,000
                                           -------        -------        -------

NET INCREASE
(DECREASE) IN
CASH                                        (1,910)           398            917

CASH, BEGINNING
OF YEAR                                      2,280          1,882            965
                                           -------        -------        -------

CASH, END OF YEAR                          $   370        $ 2,280        $ 1,882
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

(C) Accrued interest at 10% per annum. Principal and accrued interest due on demand.

                                  EXHIBIT INDEX


Exhibit No.                                 Description
-----------                                 -----------

3(1)              Articles of Incorporation of the Registrant, as amended
                  (incorporated by reference to Exhibit 3(1) to the Company's
                  1989 Form 10-K).

3(2)              By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the
                  Company's 1989 Form 10-K).

10(1)             Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M.
                  Ross).

10(2)             Note Extension and Modification Agreement, dated November 7, 1989, between the
                  Company and Leonard M. Ross.

10(3)             Revolving Demand Note, dated December 18, 1987, between the
                  Company and Leonard M. Ross (incorporated by reference to
                  Exhibit 10(1) to the Company's 1989 Form 10-K).

10(4)             Note Extension and Modification Agreement, dated November 7, 1989, between the
                  Company and Leonard M. Ross.

10(5)             Note Extension and Modification Agreement, dated July 13, 1988, between the Company and
                  Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company's 1989 Form
                  10-K).

10(6)             Promissory Note Extension Agreement, dated August 8, 1986, between the Company and
                  Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company's 1989 Form
                  10-K).