Form 10-Q
period 1990-10-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

     For Quarter Ended October 31, 1990          Commission File No. 0-6649


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

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - OCTOBER 31, 1990 AND 1989

                                   (Unaudited)



                                     ASSETS

                                                      1990           1989
                                                    ---------      ---------
Current Assets:
      Cash                                          $     282      $   1,430
                                                    ---------      ---------

                                                    $     282      $   1,430
                                                    =========      =========


                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder
        (Note 3)                                    $  47,000      $  45,000
      Accrued expenses                              $  18,367      $  14,066
                                                    =========      =========

Total current liabilities                           $  65,367      $  59,066
                                                    ---------      ---------


Shareholders' equity deficiency:
      Common stock, no par:
           1,500,000 shares authorized;
           449,991 shares issued and
           outstanding                              $ 749,950      $ 749,950
Deficit                                              (815,035)      (807,586)
                                                    ---------      ---------
                 Total                                (65,085)       (57,636)
                                                    ---------      ---------

                                                    $     282      $   1,430
                                                    =========      =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                  THREE MONTHS ENDED OCTOBER 31, 1990 AND 1989
                                   (Unaudited)



                                                     1990               1989
                                                   ---------          ---------
Expenses:
      General and Administrative                   $   1,379          $   1,271
      State Franchise Tax                                800                600
                                                   ---------          ---------

Net Loss                                           $  (2,179)         $  (1,871)

Deficit, beginning of year                         $(812,856)         $(805,715)
                                                   ---------          ---------

Deficit, end of period                             $ 815,035          $ 807,586
                                                   =========          =========

Loss per share (Note 2)                            $    0.00          $    0.00
                                                   =========          =========

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                  THREE MONTHS ENDED OCTOBER 31, 1990 AND 1989
                                   (Unaudited)



                                                           1990          1989
                                                          -------       -------
Expenses:
      Net loss                                            $(2,179)      $(1,871)

      Increase (decrease) in accounts
      payable and accrued expenses                        $ 1,091       $ 1,021
                                                          =======       =======

      Net cash used in operating activities               $(1,088)      $  (850)
                                                          =======       =======

Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                                 $ 1,000       $     0
                                                          =======       =======

      Net cash provided by financing activities           $ 1,000       $     0
                                                          =======       =======

Net increase (decrease) in cash                           $   (88)      $  (850)
                                                          =======       =======

Cash -- beginning of period                               $   370       $ 2,280
                                                          -------       -------

Cash -- end of period                                     $   282       $ 1,430
                                                          -------       -------


Supplemental cash flow information

      Interest paid                                       $     0       $     0
                                                          -------       -------
      Taxes paid                                          $   800       $   600
                                                          -------       -------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED OCTOBER 31, 1990 AND 1989
                                   (Unaudited)



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