Form 10-Q
period 1991-01-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

          For Quarter Ended January 31, 1991 Commission File No. 0-6649


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

                              Yes  [ ]   No  [X]

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - JANUARY 31, 1991 AND 1990

                                   (Unaudited)



                                     ASSETS


                                                                         1991            1990
                                                                       ---------        ---------

Current Assets:
       Cash                                                            $     263        $     411
                                                                       ---------        ---------

                                                                       $     263        $     411
                                                                       =========        =========




                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder
         (Note 3)$                                                        47,000        $  46,000
       Accrued expenses                                                $  19,458        $  15,136
                                                                       =========        =========

Total current liabilities                                              $  66,458        $  61,136
                                                                       ---------        ---------


Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                                              $ 749,950        $ 749,950
Deficit                                                                 (816,145)        (810,675)
                                                                       ---------        ---------
                    Total                                                (66,195)         (60,725)
                                                                       ---------        ---------

                                                                       $     263        $     411
                                                                       =========        =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                   SIX MONTHS ENDED JANUARY 31, 1991 AND 1990
                                   (Unaudited)


                                                                       1991             1990
                                                                     ---------        ---------
Expenses:
       General and Administrative                                    $   2,489        $   4,360
       State Franchise Tax                                                 800              600
                                                                     ---------        ---------

Net Loss                                                             $  (3,289)       $  (4,960)

Deficit, beginning of year                                           $(812,156)       $(805,715)
                                                                     ---------        ---------

Deficit, end of period                                               $ 816,145        $ 810,675
                                                                     =========        =========

Loss per share (Note 2)                                              $    0.00        $    0.01
                                                                     =========        =========





                  THREE MONTHS ENDED JANUARY 31, 1991 AND 1990


Expenses:
       General and Administrative                                    $  (1,110)       $  (3,089)

       Net Loss                                                      $   1,110        $   3,089
                                                                     ---------        ---------

       Loss per share                                                $       0        $    0.01

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED JANUARY 31, 1991 AND 1990
                                   (Unaudited)


                                                        1991           1990
                                                       -------        -------

Cash flows from operating activities:

       Net loss                                        $(3,289)       $(4,960)

       Increase (decrease) in accounts
       payable and accrued expenses                    $ 2,182        $ 2,091
                                                       =======        =======

       Net cash used in operating activities           $(1,107)       $(2,869)
                                                       =======        =======

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                             $ 1,000        $ 1,000
                                                       =======        =======

       Net cash provided by financing activities       $ 1,000        $ 1,000
                                                       =======        =======

Net increase (decrease) in cash                        $  (107)       $(1,869)
                                                       =======        =======

Cash -- beginning of period                            $   370        $ 2,280
                                                       -------        -------

Cash -- end of period                                  $   263        $   411
                                                       -------        -------


Supplemental cash flow information

       Interest paid                                   $     0        $     0
                                                       -------        -------
       Taxes paid                                      $   800        $   600
                                                       -------        -------

                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JANUARY 31, 1991 AND 1990
                                   (Unaudited)



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