Form 10-Q
period 1991-04-30
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

       For Quarter Ended April 30, 1991         Commission File No. 0-6649


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

        (310) 274-1986
        (Registrant's Telephone Number, including area code)

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

               Yes  [ ]                         No  [X]

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                     BALANCE SHEET - APRIL 30, 1991 AND 1990

                                   (Unaudited)



                                     ASSETS

                                                          1991          1990
                                                        ---------     ---------
Current Assets:
      Cash                                              $      63     $     388
                                                        ---------     ---------

                                                        $      63     $     388
                                                        =========     =========


                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder
        (Note 3)                                        $  47,000     $  46,000
      Accrued expenses                                  $  20,550     $  16,206
                                                        =========     =========

Total current liabilities                               $  67,487     $  62,206
                                                        ---------     ---------


Shareholders' equity deficiency:
      Common stock, no par:
           1,500,000 shares authorized;
           449,991 shares issued and
           outstanding                                  $ 749,950     $ 749,950
Deficit                                                  (817,437)     (811,768)
                                                        ---------     ---------
                 Total                                    (67,487)      (61,818)
                                                        ---------     ---------

                                                        $      63     $     388
                                                        =========     =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                    NINE MONTHS ENDED APRIL 30, 1991 AND 1990
                                   (Unaudited)



                                                1991          1990
                                              ---------     ---------
Expenses:
      General and Administrative              $   3,781     $   5,453
      State Franchise Tax                           800           600
                                              ---------     ---------

Net Loss                                      $(  4,581)    $(  6,053)

Deficit, beginning of year                    $(812,856)    $(805,715)
                                              ---------     ---------

Deficit, end of period                        $ 817,437     $ 811,768
                                              =========     =========

Loss per share (Note 2)                       $    0.00     $    0.01
                                              =========     =========


THREE MONTHS ENDED APRIL 30, 1991 AND 1990


Expenses:
      General and Administrative              $(  1,292)    $(  1,093)

      Net Loss                                $   1,292     $   1,093
                                              ---------     ---------

      Loss per share                          $       0     $       0

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED APRIL 30, 1991 AND 1990
                                   (Unaudited)



                                                     1991         1990
                                                    -------      -------
Cash flows from operating activities:
      Net loss                                      $(4,581)     $(6,053)

      Increase (decrease) in accounts
      payable and accrued expenses                  $ 3,274      $ 3,161
                                                    =======      =======

      Net cash used in operating activities         $(1,307)     $(2,892)
                                                    =======      =======

Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                           $ 1,000      $ 1,000
                                                    =======      =======

      Net cash provided by financing activities     $ 1,000      $ 1,000
                                                    =======      =======

Net increase (decrease) in cash                     $(  307)     $(1,892)
                                                    =======      =======

Cash -- beginning of period                         $   370      $ 2,280
                                                    -------      -------

Cash -- end of period                               $    63      $   388
                                                    -------      -------


Supplemental cash flow information

      Interest paid                                 $     0      $     0
                                                    -------      -------
      Taxes paid                                    $   800      $   600
                                                    -------      -------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    NINE MONTHS ENDED APRIL 30, 1991 AND 1990
                                   (Unaudited)



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