Form 10-K
period 1991-07-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED
July 31, 1991                                            COMMISSION NO. 0-6649

                             JILCO INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


       California                                               95-207885
--------------------------                            --------------------------
(State or other jurisdiction                                 I.R.S. Employer
of organization)                                            Identification No.

P. O. Box 10539
Beverly Hills, California                                         90213
--------------------------                            --------------------------
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


As of July 31, 1991, there were 449,991 shares of common stock outstanding.

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


ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

                Increase and Decrease in Outstanding Securities Indebtedness

                        None.

                Changes in Securities and Changes in Securities for Registered Securities

                        None.

                Defaults Upon Senior Securities

                        None.

                Approximate Number of Equity Security Holders

                                                    Number of Record Holders
               Title of Class                          As of July 31, 1991
               --------------                       ------------------------

               Common Stock                            785

               Submission of Matters to a Vote of Security Holders

                    Not applicable.


ITEM 6.  Selected Financial Data


                         Five Year Summary of Operations


                                          Year ended July 31,
                            ---------------------------------------------------
                              1991       1990       1989       1988       1987
                            -------    -------    -------    -------    -------
Expenses                    $ 6,941    $ 7,141    $ 6,577    $ 5,722    $ 3,300

Net loss                    $(6,941)   $(7,141)   $(6,577)   $(5,722)   $(3,300)

Loss per share              $ (0.02)   $ (0.02)   $ (0.01)   $ (0.01)   $ (0.01)
   (Note 2)

Total Assets                $    45    $   370    $ 2,280    $ 1,882    $   965


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

                                    PART III.


ITEM 10. Directors and Executive Officers of the Registrant


                                                                         First               Common Shares
                               Principal                                Elected            Owned Beneficially
        Name                   Occupation                Age            Director             On July 31, 1991
        ----                   ----------                ---            --------            -----------------
      Mark Chong               President,                 35              1990                       -0-
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

                                                  Date:    August 7, 1997

                             JILCO INDUSTRIES, INC.

                          List of Financial Statements


          The following financial statements of Jilco Industries, Inc. are included in Item 8:

          Balance sheets -- Years ended July 31, 1991 and 1990.

          Statements of operations -- Years ended July 31, 1991, 1990 and 1989.

          Statements of cash flows -- Years ended July 31, 1991, 1990 and 1989.

          Notes to financial statements -- July 31, 1991.

                             JILCO INDUSTRIES, INC.
                                 BALANCE SHEETS
                                 AS OF JULY 31,
                                   (UNAUDITED)

                                     ASSETS



                                                        1991             1990
                                                     ---------        ---------
ASSETS
   Cash                                              $      45        $     370
                                                     ---------        ---------

      TOTAL ASSETS                                   $      45        $     370
                                                     =========        =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                  $   1,250            $ -0-
   Notes payable to shareholder
   (Note 3)                                             47,000           46,000
   Accrued expenses (Note 3)                            21,642           17,276
                                                     ---------        ---------

   Total current liabilities                            69,892           63,276
                                                     ---------        ---------

SHAREHOLDERS' DEFICIENCY
   Common stock, no par value
   1,500,000 shares authorized
   449,991 shares issued and
   outstanding                                         749,950          749,950
   Accumulated deficit                                (819,797)        (812,856)
                                                     ---------        ---------

   Total shareholders'
      deficiency                                       (69,847)         (62,906)
                                                     ---------        ---------

      TOTAL LIABILITIES AND
      SHAREHOLDERS'
      DEFICIENCY                                     $      45        $     370
                                                     =========        =========


   The accompanying notes are an integral part of these financial statements.

                             JILCO INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          FOR THE YEARS ENDED JULY 31,
                                   (UNAUDITED)


                                         1991            1990            1989
                                      ---------       ---------       ---------
EXPENSES
   Professional
   fees                               $   1,432       $   2,000       $   1,795
   Fees and
   licenses                                 250             255             255
   Interest expense
   (Note 3)                               4,366           4,231           4,085
   State franchise
   tax                                      800             600             405
   Sundry                                    93              55              37
                                      ---------       ---------       ---------

   Total
   expenses                               6,941           7,141           6,577
                                      ---------       ---------       ---------

NET LOSS                                 (6,941)         (7,141)         (6,577)

ACCUMULATED DEFICIT,
   BEGINNING OF
   YEAR                                (812,856)       (805,715)       (799,138)
                                      ---------       ---------       ---------

ACCUMULATED DEFICIT,
   END OF YEAR                        $(819,797)      $(812,856)      $(805,715)
                                      =========       =========       =========

NET LOSS PER SHARE
   (NOTE 2)                           $   (0.02)      $   (0.02)      $   (0.01)
                                      =========       =========       =========







   The accompanying notes are an integral part of these financial statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JULY 31,


                                                 1991         1990        1989
                                                -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                     $(6,941)    $(7,141)    $(6,577)
   Increase
   (decrease) in
   Accounts payable
   and accrued
   expenses                                       5,616       4,231       3,900
                                                -------     -------     -------

   Net cash used
   in operating
   activities                                    (1,325)     (2,910)     (2,677)
                                                -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from
   notes payable to
   shareholder, net                               1,000       1,000       3,075
                                                -------     -------     -------

   Net cash
   provided by
   financing
   activities                                     1,000       1,000       3,075
                                                -------     -------     -------

NET INCREASE
(DECREASE) IN
CASH                                               (325)     (1,910)        398

CASH, BEGINNING
OF YEAR                                             370       2,280       1,882
                                                -------     -------     -------

CASH, END OF YEAR                               $    45     $   370     $ 2,280
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


NOTE 2 - LOSS PER SHARE

All per share computations are based on 449,991 shares outstanding. There are no common stock equivalents.

NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholder consist of the following:


                   1996      1995     1994       1993      1992      1991      1990      1989
                 -------   -------   -------   -------   -------   -------   -------   -------
Revolving note
payable (A)      $40,000   $40,000   $40,000   $40,000   $40,000   $40,000   $40,000   $40,000

Revolving note
payable (B)        8,250     8,250     8,250     5,250     4,250     2,000     1,000       -0-

Term note
payable (C)        5,000     5,000     5,000     5,000     5,000     5,000     5,000     5,000
                 -------   -------   -------   -------   -------   -------   -------   -------

 TOTAL           $53,250   $53,250   $53,250   $50,250   $49,250   $47,000   $46,000   $45,000
                 =======   =======   =======   =======   =======   =======   =======   =======




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

                                  EXHIBIT INDEX


Exhibit No.               Description

3(1) Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(1) to the Company's 1989 Form 10-K).

3(2) By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the Company's 1989 Form 10-K).

10(1) Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company's 1990 Form 10-K).

10(2) Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company's 1990 Form 10-K).

10(3) Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company's 1989 Form 10-K).

10(4) Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company's 1990 Form 10-K).

10(5) Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company's 1989 Form 10-K).

10(6) Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company's 1989 Form 10-K).