Form 10-Q
period 1991-10-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

     For Quarter Ended October 31, 1991          Commission File No. 0-6649


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

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - OCTOBER 31, 1991 AND 1990

                                   (Unaudited)



                                     ASSETS

                                                         1991           1990
                                                       ---------      ---------
Current Assets:
      Cash                                             $      21      $     282
                                                       ---------      ---------

                                                       $      21      $     282
                                                       =========      =========


                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder
        (Note 3)                                       $  48,250      $  47,000
      Accrued expenses                                 $  22,727      $  18,367
                                                       =========      =========

Total current liabilities                              $  70,977      $  65,367
                                                       ---------      ---------


Shareholders' equity deficiency:
      Common stock, no par:
           1,500,000 shares authorized;
           449,991 shares issued and
           outstanding                                 $ 749,950      $ 749,950
Deficit                                                 (820,906)      (815,035)
                                                       ---------      ---------
                 Total                                   (70,956)       (65,085)
                                                       ---------      ---------

                                                       $      21      $     282
                                                       =========      =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                  THREE MONTHS ENDED OCTOBER 31, 1991 AND 1990
                                   (Unaudited)



                                                     1991               1990
                                                   ---------          ---------
Expenses:
      General and Administrative                   $   1,109          $   1,379
      State Franchise Tax                                  0                800
                                                   ---------          ---------

Net Loss                                           ($  1,109)         ($  2,179)

Deficit, beginning of year                         ($819,797)         ($812,856)
                                                   ---------          ---------

Deficit, end of period                             $ 820,906          $ 815,035
                                                   =========          =========

Loss per share (Note 2)                            $    0.00          $    0.00
                                                   =========          =========

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                  THREE MONTHS ENDED OCTOBER 31, 1991 AND 1990
                                   (Unaudited)



                                                           1991          1990
                                                          -------       -------
Cash flows from operating activities:

      Net loss                                            ($1,109)      ($2,179)

      Increase (decrease) in accounts
      payable and accrued expenses                        ($  165)      $ 1,091
                                                          =======       =======

      Net cash used in operating activities               ($1,274)      ($1,088)
                                                          =======       =======

Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                                 $ 1,250       $ 1,000
                                                          =======       =======

      Net cash provided by financing activities           $ 1,250       $ 1,000
                                                          =======       =======

Net increase (decrease) in cash                           ($   24)      ($   88)
                                                          =======       =======

Cash -- beginning of period                               $    45       $   370
                                                          -------       -------

Cash -- end of period                                     $    21       $   282
                                                          -------       -------


Supplemental cash flow information

      Interest paid                                       $     0       $     0
                                                          -------       -------
      Taxes paid                                          $     0       $   800
                                                          -------       -------


                       See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED OCTOBER 31, 1991 AND 1990
                                   (Unaudited)



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