Form 10-Q
period 1992-01-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

        For Quarter Ended January 31, 1992       Commission File No. 0-6649


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

                  Yes                                    No   X
                     --------                              --------

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - JANUARY 31, 1992 AND 1991

                                   (Unaudited)



                                     ASSETS


                                                                      1992        1991
                                                                   ---------    ---------
Current Assets:
       Cash                                                        $     203    $     263
                                                                   ---------    ---------

                                                                   $     203    $     263
                                                                   =========    =========




                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder
         (Note 3)                                                  $  48,250    $  47,000
       Accrued expenses                                            $  22,727    $  19,458
                                                                   =========    =========

Total current liabilities                                          $  70,977    $  66,458
                                                                   ---------    ---------


Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                                          $ 749,950    $ 749,950
Deficit                                                             (822,895)    (816,145)
                                                                   ---------    ---------
                    Total                                            (72,945)     (66,195)
                                                                   ---------    ---------

                                                                   $     203    $     263
                                                                   =========    =========



                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                   SIX MONTHS ENDED JANUARY 31, 1992 AND 1991
                                   (Unaudited)



                                                                    1992          1991
                                                                 ---------    ---------
Expenses:
       General and Administrative                                $   2,298    $   2,489
       State Franchise Tax                                             800          800
                                                                 ---------    ---------

Net Loss                                                         ($  3,098)   ($  3,289)

Deficit, beginning of year                                       ($819,797)   ($812,156)
                                                                 ---------    ---------

Deficit, end of period                                           $ 822,895    $ 816,145
                                                                 =========    =========

Loss per share (Note 2)                                          $    0.00    $    0.00
                                                                 =========    =========





                  THREE MONTHS ENDED JANUARY 31, 1992 AND 1991


Expenses:
       General and Administrative                                ($  1,189)   ($  1,110)

       Franchise Tax                                             $     800         $-0-
                                                                 ---------    ---------

       Net Loss                                                  $   1,989    $   1,110
                                                                 ---------    ---------

       Loss per share                                                 $-0-         $-0-

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED JANUARY 31, 1992 AND 1991
                                   (Unaudited)


                                                             1992         1991
                                                           -------      -------
Cash flows from operating activities:

       Net loss                                            ($3,098)     ($3,289)

       Increase (decrease) in accounts
       payable and accrued expenses                        $ 1,006      $ 2,182
                                                           =======      =======

       Net cash used in operating activities               ($2,092)     ($1,107)
                                                           =======      =======

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                                 $ 2,250      $ 1,000
                                                           =======      =======

       Net cash provided by financing activities           $ 2,250      $ 1,000
                                                           =======      =======

Net increase (decrease) in cash                            $   158      $   107
                                                           =======      =======

Cash -- beginning of period                                $    45      $   370
                                                           -------      -------

Cash -- end of period                                      $   203      $   263
                                                           -------      -------


Supplemental cash flow information

       Interest paid                                          $-0-         $-0-
                                                           -------      -------
       Taxes paid                                          $   800      $   800
                                                           -------      -------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JANUARY 31, 1992 AND 1991
                                   (Unaudited)


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


                                                   JILCO INDUSTRIES, INC.


                                                   By: /s/ Martha J. Kretzmer
                                                      -----------------------
                                                           Martha J. Kretzmer
                                                           President

                                                   Date:    August 7, 1997