Form 10-Q
period 1992-04-30
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

For Quarter Ended April 30, 1992                      Commission File No. 0-6649


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

     Yes  [ ]                                    No  [X]

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                     BALANCE SHEET - APRIL 30, 1992 AND 1991

                                   (Unaudited)



                                     ASSETS

                                                                               1992                  1991
                                                                            ------------          ------------
Current Assets:
       Cash                                                                $         113          $         63
                                                                           -------------          ------------

                                                                           $         113          $         63
                                                                           =============          ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder
         (Note 3)                                                          $     49,250           $     47,000
       Accrued expenses                                                    $     25,070           $     20,550
                                                                           ============           ============

Total current liabilities                                                  $     74,320           $     67,550
                                                                           ------------           ------------


Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                                                  $    749,950           $    749,950
Deficit                                                                        (824,157)              (817,437)
                                                                           -------------          -------------
                    Total                                                       (74,207)               (67,487)
                                                                           -------------          -------------

                                                                           $        113           $         63
                                                                           ============           ============


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                    NINE MONTHS ENDED APRIL 30, 1992 AND 1991
                                   (Unaudited)


                                                                              1992                   1991
                                                                           ------------           ------------
Expenses:
       General and Administrative                                          $      3,560           $      3,781
       State Franchise Tax                                                          800                    800
                                                                           ------------           ------------

Net Loss                                                                   $     (4,360)          $     (4,581)

Deficit, beginning of year                                                 $   (819,797)          $   (812,856)
                                                                           -------------          -------------

Deficit, end of period                                                     $    824,157           $    817,437
                                                                           ============           ============

Loss per share (Note 2)                                                    $       0.00           $       0.00
                                                                           ============           ============


                   THREE MONTHS ENDED APRIL 30, 1992 AND 1991


Expenses:
       General and Administrative                                          $     (1,262)          $     (1,292)

       Net Loss                                                            $      1,262           $      1,292
                                                                           ------------           ------------

       Loss per share                                                      $     -0-              $    -0-


                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED APRIL 30, 1992 AND 1991
                                   (Unaudited)



                                                                               1992                   1991
                                                                           -------------          --------

Cash flows from operating activities:

       Net loss                                                            $     (4,360)          $     (4,581)

       Increase (decrease) in accounts
       payable and accrued expenses                                        $      2,178           $      3,274
                                                                           ============           ============

       Net cash used in operating activities                               $     (2,182)          $     (1,307)
                                                                           ============           ============

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                                                 $      2,250           $      1,000
                                                                           ============           ============

       Net cash provided by financing activities                           $      2,250           $      1,000
                                                                           ============           ============

Net increase (decrease) in cash                                            $         68           $       (307)
                                                                           =============          =============

Cash -- beginning of period                                                $         45           $        370
                                                                           ------------           ------------

Cash -- end of period                                                      $        113           $         63
                                                                           ------------           ------------


Supplemental cash flow information

       Interest paid                                                       $          0          $          0
                                                                           ------------          ------------
       Taxes paid                                                          $        800          $        800
                                                                           ------------          ------------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    NINE MONTHS ENDED APRIL 30, 1992 AND 1991
                                   (Unaudited)



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


NOTE 2 - LOSS PER SHARE

All per share computations are based on 449,991 shares outstanding. There are no common stock equivalents.

NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholder consist of the following:

                       1996        1995         1994        1993         1992         1991       1990         1989
                    -------      -------      -------     --------     --------     -------     -------     -------

   Revolving note
   payable (A)      $40,000      $40,000      $40,000     $40,000      $40,000      $40,000     $40,000     $40,000

   Revolving note
   payable (B)        8,250        8,250        8,250       5,250        4,250        2,000       1,000      -0-

   Term note
   payable (C)        5,000        5,000        5,000       5,000        5,000        5,000       5,000       5,000
                   --------     --------     --------    --------     --------     --------    --------    --------

    TOTAL           $53,250      $53,250      $53,250     $50,250      $49,250      $47,000     $46,000     $45,000
                    -------      -------      -------     -------      -------      -------     -------     -------


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