Form 10-K
period 1992-07-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED
July 31, 1992                                              COMMISSION NO. 0-6649

                             JILCO INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

     California                                                95-207885
--------------------------------------------------------------------------------
(State or other jurisdiction                                I.R.S. Employer
of organization)                                           Identification No.

P. O. Box 10539
Beverly Hills, California                                         90213
--------------------------------------------------------------------------------
(Address or principal                                           (Zip Code)
executive offices)

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

                                 Yes [     ]  No [  X  ]


As of July 31, 1992, there were 449,991 shares of common stock outstanding.

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

                                    None.

             Defaults Upon Senior Securities

                                    None.

             Approximate Number of Equity Security Holders

                                                    Number of Record Holders
                 Title of Class                       As of July 31, 1992
                 --------------                     ---------------------

                 Common Stock                       785

                 Submission of Matters to a Vote of Security Holders

                          Not applicable.


ITEM 6.  Selected Financial Data

                         Five Year Summary of Operations

                                            Year ended July 31,
                             --------------------------------------------------


                       1992           1991           1990           1989           1988
                       ----           ----           ----           ----           ----
Expenses             $ 5,550        $ 6,941        $ 7,141        $ 6,577        $ 5,722

Net loss             $(5,550)       $(6,941)       $(7,141)       $(6,577)       $(5,722)

Loss per share       $ (0.01)       $ (0.02)       $ (0.02)       $ (0.01)       $ (0.01)
   (Note 2)

Total Assets         $    95        $    45        $   370        $ 2,280        $ 1,882


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

                                    PART III.

ITEM 10. Directors and Executive Officers of the Registrant


                                                                           First                 Common Shares
                                     Principal                            Elected              Owned Beneficially
      Name                           Occupation             Age           Director              On July 31, 1992
      ----                           ----------             ---           --------              -----------------

Martha J. Kretzmer                   President,             38              1991                      -0-
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

                  (Registrant)               JILCO INDUSTRIES, INC.


                                             By:  /s/ MARTHA J. KRETZMER
                                                -------------------------------
                                                Martha J. Kretzmer
                                                President

                                             Date:    August 7, 1997

                             JILCO INDUSTRIES, INC.

                          List of Financial Statements


          The following financial statements of Jilco Industries, Inc. are included in Item 8:

                  Balance sheets -- Years ended July 31, 1992 and 1991.

                  Statements of operations -- Years ended July 31, 1992, 1991 and 1990.

                  Statements of cash flows -- Years ended July 31, 1992, 1991 and 1990.

                  Notes to financial statements -- July 31, 1992.

                             JILCO INDUSTRIES, INC.
                                 BALANCE SHEETS
                                 AS OF JULY 31,
                                   (UNAUDITED)

                                     ASSETS


                                                 1992              1991
                                               ---------        ---------
ASSETS
   Cash                                        $      95        $      45
                                               ---------        ---------

      TOTAL ASSETS                             $      95        $      45
                                               =========        =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                $ -0-        $   1,250
   Notes payable to shareholder
   (Note 3)                                       49,250           47,000
   Accrued expenses (Note 3)                      26,242           21,642
                                               ---------        ---------

   Total current liabilities                      75,492           69,892
                                               ---------        ---------

SHAREHOLDERS' DEFICIENCY
   Common stock, no par value
   1,500,000 shares authorized
   449,991 shares issued and
   outstanding                                   749,950          749,950
   Accumulated deficit                          (825,347)        (819,797)
                                               ---------        ---------

   Total shareholders'
      deficiency                                 (75,397)         (69,847)
                                               ---------        ---------

      TOTAL LIABILITIES AND
      SHAREHOLDERS'
      DEFICIENCY                               $      95        $      45
                                               =========        =========


                 The accompanying notes are an integral part of
                          these financial statements.

                             JILCO INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          FOR THE YEARS ENDED JULY 31,
                                   (UNAUDITED)


                             1992             1991             1990
                           ---------        ---------        ---------

   Professional fees       $      42        $      66        $   1,432
   Fees and licenses              10              250              255
   Interest expense
     (Note 3)                  4,600            4,366            4,231
   State franchise tax           800              800              600
   Sundry                         74               93               55
                           ---------        ---------        ---------

   Total expenses              5,550            6,941            7,141
                           ---------        ---------        ---------

NET LOSS                      (5,550)          (6,941)          (7,141)

ACCUMULATED DEFICIT,
   BEGINNING OF YEAR        (819,797)        (812,856)        (805,715)
                           ---------        ---------        ---------

ACCUMULATED DEFICIT,
   END OF YEAR             $(825,347)       $(819,797)       $(812,856)
                           =========        =========        =========

NET LOSS PER SHARE
   (NOTE 2)                $   (0.01)       $   (0.02)       $   (0.02)
                           =========        =========        =========

                 The accompanying notes are an integral part of
                          these financial statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JULY 31,


                                            1992           1991           1990
                                           -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $(5,550)       $(6,941)       $(7,141)
   Increase (decrease) in Accounts
     payable and accrued expenses            3,350          5,616          4,231
                                           -------        -------        -------

   Net cash used in operating activities    (2,200)        (1,325)        (2,910)
                                           -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable to
     shareholder, net                        2,250          1,000          1,000
                                           -------        -------        -------

   Net cash provided by financing
     activities                              2,250          1,000          1,000
                                           -------        -------        -------

NET INCREASE (DECREASE) IN CASH                 50           (325)        (1,910)

CASH, BEGINNING OF YEAR                         45            370          2,280
                                           -------        -------        -------

CASH, END OF YEAR                          $    95        $    45        $   370
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