Form 10-Q
period 1993-01-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

          For Quarter Ended January 31, 1993 Commission File No. 0-6649


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

                              Yes [     ] No [  X  ]

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - JANUARY 31, 1993 AND 1992

                                   (Unaudited)



                                     ASSETS


                                                                            1993                1992
                                                                          ---------           ---------

Current Assets:
      Cash                                                                $     222           $     203
                                                                          ---------           ---------

                                                                          $     222           $     203
                                                                          =========           =========




                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder (Note 3)                                $  50,250           $  48,250
      Accrued expenses                                                    $  28,556           $  22,727
                                                                          =========           =========

Total current liabilities                                                 $  78,806           $  70,977
                                                                          ---------           ---------


Shareholders' equity deficiency:
      Common stock, no par:
           1,500,000 shares authorized;
           449,991 shares issued and outstanding                          $ 749,950           $ 749,950
Deficit                                                                    (828,534)           (822,895)
                                                                          ---------           ---------
                 Total                                                      (78,584)            (72,945)
                                                                          ---------           ---------

                                                                          $     222           $     203
                                                                          =========           =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                   SIX MONTHS ENDED JANUARY 31, 1993 AND 1992
                                   (Unaudited)


                                                                          1993               1992
                                                                        ---------           ---------
Expenses:
      General and Administrative                                        $   2,387           $   2,298
      State Franchise Tax                                                     800                 800
                                                                        ---------           ---------

Net Loss                                                                $  (3,187)          $  (3,098)

Deficit, beginning of year                                              $(825,347)          $(817,797)
                                                                        ---------           ---------

Deficit, end of period                                                  $ 828,534           $ 822,895
                                                                        =========           =========

Loss per share (Note 2)                                                 $    0.00           $    0.00
                                                                        =========           =========



                  THREE MONTHS ENDED JANUARY 31, 1993 AND 1992


Expenses:
      General and Administrative                                        $  (1,260)          $  (1,189)

      Franchise Tax                                                     $     800           $     800
                                                                        ---------           ---------

      Net Loss                                                          $   2,060           $   1,989
                                                                        ---------           ---------

      Loss per share                                                    $     -0-           $     -0-

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED JANUARY 31, 1993 AND 1992
                                   (Unaudited)


                                                               1993               1992
                                                           -------------      ------------

Cash flows from operating activities:

      Net loss                                                  $(3,187)           $(3,098)

      Increase (decrease) in accounts
      payable and accrued expenses                              $  2,314           $  1,006
                                                           =============      =============

      Net cash used in operating activities                     $  (873)           $(2,092)
                                                          ==============      =============

Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                                       $  1,000           $  2,250
                                                           =============      =============

      Net cash provided by financing activities                 $  1,000           $  2,250
                                                           =============      =============

Net increase (decrease) in cash                                 $    127           $    158
                                                           =============      =============

Cash -- beginning of period                                     $     95           $     45
                                                           -------------      -------------

Cash -- end of period                                           $    222           $    203
                                                           -------------      -------------


Supplemental cash flow information

      Interest paid                                             $    -0-           $    -0-
                                                           -------------      -------------
      Taxes paid                                                $    800           $    800
                                                           -------------      -------------

                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JANUARY 31, 1993 AND 1992
                                   (Unaudited)



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


                                       JILCO INDUSTRIES, INC.


                                       By:  /s/ Martha J. Kretzmer
                                       ---------------------------
                                            Martha J. Kretzmer
                                            President

                                       Date:  August 7, 1997