Form 10-Q
period 1993-04-30
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

           For Quarter Ended April 30, 1993 Commission File No. 0-6649


                             Jilco Industries, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                        95-2075885
------------------------------------------------------------------------------
        (State of other jurisdiction or            (I.R.S. Employer No.)
        incorporation of organization)

  P. O. Box 10539, Beverly Hills, California                       90213
-------------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

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

                              Yes [     ] No [  X  ]

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                     BALANCE SHEET - APRIL 30, 1993 AND 1992

                                   (Unaudited)



                                     ASSETS


                                                                            1993                1992
                                                                          ---------           ---------

Current Assets:
      Cash                                                                $     193           $     113
                                                                          ---------           ---------
                                                                          $     193           $     113
                                                                          =========           =========




                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder (Note 3)                                $  50,250           $  49,250
      Accrued expenses                                                    $  29,749           $  25,070
                                                                          =========           =========

Total current liabilities                                                 $  79,999           $  74,320
                                                                          ---------           ---------


Shareholders' equity deficiency:
      Common stock, no par:
           1,500,000 shares authorized;
           449,991 shares issued and outstanding                          $ 749,950           $ 749,950
Deficit                                                                    (829,756)           (824,157)
                                                                          ---------           ---------
                 Total                                                      (79,806)            (74,207)
                                                                          ---------           ---------

                                                                          $     193           $     113
                                                                          =========           =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                    NINE MONTHS ENDED APRIL 30, 1993 AND 1992
                                   (Unaudited)


                                                                          1993               1992
                                                                       ---------           ---------
Expenses:
      General and Administrative                                       $   3,609           $   3,560
      State Franchise Tax                                                    800                 800
                                                                       ---------           ---------

Net Loss                                                               $  (4,409)          $  (4,360)

Deficit, beginning of year                                             $ (825,347)        $ (819,797)
                                                                       ---------           ---------

Deficit, end of period                                                 $ 829,756           $ 824,157
                                                                       =========           =========

Loss per share (Note 2)                                                $    0.00           $    0.00
                                                                       =========           =========



                   THREE MONTHS ENDED APRIL 30, 1993 AND 1992


Expenses:
      General and Administrative                                       $  (1,222)          $  (1,262)

      Net Loss                                                         $   1,222           $   1,262
                                                                       ---------           ---------

      Loss per share                                                       $ -0-                $-0-

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED APRIL 30, 1993 AND 1992
                                   (Unaudited)


                                                          1993              1992
                                                         -------           -------
Cash flows from operating activities:

      Net loss                                           $(4,409)          $(4,360)

      Increase (decrease) in accounts
      payable and accrued expenses                       $ 3,507           $ 2,178
                                                         =======           =======

      Net cash used in operating activities              $  (902)          $(2,182)
                                                         =======           =======

Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                                $ 1,000           $ 2,250
                                                         =======           =======

      Net cash provided by financing activities          $ 1,000           $ 2,250
                                                         =======           =======

Net increase (decrease) in cash                          $    98           $    68
                                                         =======           =======

Cash -- beginning of period                              $    95           $    45
                                                         -------           -------

Cash -- end of period                                    $   193           $   113
                                                         -------           -------


Supplemental cash flow information

      Interest paid                                      $     0           $     0
                                                         -------           -------
      Taxes paid                                         $   800           $   800
                                                         -------           -------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    NINE MONTHS ENDED APRIL 30, 1993 AND 1992
                                   (Unaudited)



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


                                      JILCO INDUSTRIES, INC.


                                      By: /s/ Martha J. Kretzmer
                                         -----------------------------------
                                          Martha J. Kretzmer
                                          President

                                      Date:  August 7, 1997