Form 10-K
period 1993-07-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED
July 31, 1993                                             COMMISSION NO. 0-6649

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

  As of July 31, 1993, there were 449,991 shares of common stock outstanding.

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

                                    None.

         Defaults Upon Senior Securities

                                    None.

         Approximate Number of Equity Security Holders

                                                 Number of Record Holders
              Title of Class                       As of July 31, 1993
              --------------                     ---------------------

              Common Stock                       785

              Submission of Matters to a Vote of Security Holders

                       Not applicable.


ITEM 6.  Selected Financial Data

                                        Five Year Summary of Operations

                                             Year ended July 31,
                                       ---------------------------------

                       1993           1992           1991           1990           1989
                       ----           ----           ----           ----           ----

Expenses             $ 5,626        $ 5,550        $ 6,941        $ 7,141        $ 6,577

Net loss             $(5,626)       $(5,550)       $(6,941)       $(7,141)       $(6,577)

Loss per share       $ (0.01)       $ (0.01)       $ (0.02)       $ (0.02)       $ (0.01)
   (Note 2)

Total Assets         $   175        $    95        $    45        $   370        $ 2,280


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

                                    PART III.

ITEM 10. Directors and Executive Officers of the Registrant


                                                                         First               Common Shares
                                     Principal                          Elected            Owned Beneficially
     Name                            Occupation             Age         Director            On July 31, 1993
     ----                            ----------             ---         --------            -----------------

Martha J. Kretzmer                   President,             39            1991                    -0-
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

                                              Date:    August 7, 1997

                             JILCO INDUSTRIES, INC.

                          List of Financial Statements


          The following financial statements of Jilco Industries, Inc. are included in Item 8:

                  Balance sheets -- Years ended July 31, 1993 and 1992.

                  Statements of operations -- Years ended July 31, 1993, 1992, and 1991.

                  Statements of cash flows -- Years ended July 31, 1993, 1992, and 1991.

                  Notes to financial statements -- July 31, 1993.

                             JILCO INDUSTRIES, INC.
                                 BALANCE SHEETS
                                 AS OF JULY 31,
                                   (UNAUDITED)

                                     ASSETS


                                                  1993            1992
                                               ---------        ---------
ASSETS
   Cash                                        $     175        $      95
                                               ---------        ---------

      TOTAL ASSETS                             $     175        $      95
                                               =========        =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                $ -0-            $ -0-
   Notes payable to shareholder
   (Note 3)                                       50,250           49,250
   Accrued expenses (Note 3)                      30,948           26,242
                                               ---------        ---------

   Total current liabilities                      81,198           75,492
                                               ---------        ---------

SHAREHOLDERS' DEFICIENCY
   Common stock, no par value
   1,500,000 shares authorized
   449,991 shares issued and
   outstanding                                   749,950          749,950
   Accumulated deficit                          (830,973)        (825,347)
                                               ---------        ---------

   Total shareholders'
      deficiency                                 (81,023)         (75,397)
                                               ---------        ---------

      TOTAL LIABILITIES AND
      SHAREHOLDERS'
      DEFICIENCY                               $     175        $      95
                                               =========        =========


                 The accompanying notes are an integral part of
                          these financial statements.

                             JILCO INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          FOR THE YEARS ENDED JULY 31,
                                   (UNAUDITED)


                             1993             1992             1991
                           ---------        ---------        ---------
EXPENSES
   Professional fees       $      42        $      66        $   1,432
   Fees and licenses               5               10              250
   Interest expense
   (Note 3)                    4,706            4,600            4,366
   State franchise tax           800              800              800
   Sundry                         73               74               93
                           ---------        ---------        ---------

   Total expenses              5,626            5,550            6,941
                           ---------        ---------        ---------

NET LOSS                      (5,626)          (5,550)          (6,941)

ACCUMULATED DEFICIT,
   BEGINNING OF YEAR        (825,347)        (819,797)        (812,856)
                           ---------        ---------        ---------

ACCUMULATED DEFICIT,
   END OF YEAR             $(830,973)       $(825,347)       $(819,797)
                           =========        =========        =========

NET LOSS PER SHARE
   (NOTE 2)                $   (0.01)       $   (0.01)       $   (0.02)
                           =========        =========        =========




                 The accompanying notes are an integral part of
                          these financial statements.

                                  JILCO INDUSTRIES, INC.
                                STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED JULY 31,


                                            1993           1992           1991          1990        1989      1988
                                           -------        -------        -------       -------     ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $(5,626)       $(5,550)       $(6,941)
   Increase (decrease) in Accounts
     payable and accrued expenses            4,706          3,350          5,616
                                           -------        -------        -------

   Net cash used in operating
     activities                               (920)        (2,200)        (1,325)
                                           -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable to
     shareholder, net                        1,000          2,250          1,000
                                           -------        -------        -------

   Net cash provided by financing
     activities                              1,000          2,250          1,000
                                           -------        -------        -------

NET INCREASE (DECREASE) IN CASH                 80             50           (325)

CASH. BEGINNING OF YEAR                         95             45            370
                                           -------        -------        -------
CASH, END OF YEAR                          $   175        $    95        $    45
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

(C) Accrued interest at 10% per annum. Principal and accrued interest due on demand.

                                  EXHIBIT INDEX


Exhibit No.                                 Description
-----------                                 -----------


3(1)              Articles of Incorporation of the Registrant, as amended (incorporated by reference to
                  Exhibit 3(1) to the Company's 1989 Form 10-K).

3(2)              By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the
                  Company's 1989 Form 10-K).

10(1)             Note Extension and Modification Agreement, dated December 1, 1992, between the
                  Company and Leonard M. Ross.

10(2)             Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross
                  (incorporated by reference to Exhibit 10(1) to the Company's 1990 Form 10-K).

10(3)             Note Extension and Modification Agreement, dated December 1, 1992, between the
                  Company and Leonard M. Ross.

10(4)             Note Extension and Modification Agreement, dated November 7, 1989, between the
                  Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the
                  Company's 1990 Form 10-K).

10(5)             Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross
                  (incorporated by reference to Exhibit 10(1) to the Company's 1989 Form 10-K).

10(6)             Note Extension and Modification Agreement, dated December 1, 1992, between the
                  Company and Leonard M. Ross.

10(7)             Note Extension and Modification Agreement, dated November 7, 1989, between the
                  Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the
                  Company's 1990 Form 10-K).

10(8)             Note Extension and Modification Agreement, dated July 13, 1988, between the Company and
                  Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company's 1989 Form
                  10-K).

10(9)             Promissory Note Extension Agreement, dated August 8, 1986, between the Company and
                  Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company's 1989 Form
                  10-K).