Form 10-Q
period 1993-10-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

     For Quarter Ended October 31, 1993          Commission File No. 0-6649


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

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - OCTOBER 31, 1993 AND 1992

                                   (Unaudited)



                                     ASSETS

                                                                      1993        1992
                                                                   ---------    ---------
Current Assets:
       Cash                                                        $     357    $      77
                                                                   ---------    ---------

                                                                   $     357    $      77
                                                                   =========    =========




                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder
         (Note 3)                                                  $  51,250    $  49,250
       Accrued expenses                                            $  32,148    $  27,351
                                                                   =========    =========

Total current liabilities                                          $  83,398    $  76,601
                                                                   ---------    ---------


Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                                          $ 749,950    $ 749,950
Deficit                                                             (832,991)    (826,474)
                                                                   ---------    ---------
                    Total                                            (83,041)     (76,524)
                                                                   ---------    ---------

                                                                   $     357    $      77
                                                                   =========    =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                  THREE MONTHS ENDED OCTOBER 31, 1993 AND 1992
                                   (Unaudited)




                                                        1993            1992
                                                     ---------        ---------
Expenses:
       General and Administrative                    $   1,218        $   1,127
       State Franchise Tax                                 800              -0-
                                                     ---------        ---------

Net Loss                                             ($  2,018)       ($  1,127)

Deficit, beginning of year                           ($830,973)       ($825,347)
                                                     ---------        ---------

Deficit, end of period                               $ 832,991        $ 826,474
                                                     =========        =========

Loss per share (Note 2)                              $    0.00        $    0.00
                                                     =========        =========

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                  THREE MONTHS ENDED OCTOBER 31, 1993 AND 1992
                                   (Unaudited)


                                                            1993          1992
                                                           -------      -------
Cash flows from operating activities:

       Net loss                                            ($2,018)     ($1,127)

       Increase (decrease) in accounts
       payable and accrued expenses                        $ 1,200      $ 1,109
                                                           =======      =======

       Net cash used in operating activities               ($  818)     ($   18)
                                                           =======      =======

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                                 $ 1,000         $-0-
                                                           =======      =======

       Net cash provided by financing activities           $ 1,000         $-0-
                                                           =======      =======

Net increase (decrease) in cash                            $   182      ($   18)
                                                           =======      =======

Cash -- beginning of period                                $   175      $    95
                                                           -------      -------

Cash -- end of period                                      $   357      $    77
                                                           -------      -------


Supplemental cash flow information

       Interest paid                                          $-0-         $-0-
                                                           -------      -------
       Taxes paid                                          $   800         $-0-
                                                           -------      -------




                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED OCTOBER 31, 1993 AND 1992
                                   (Unaudited)



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