Form 10-Q
period 1994-01-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

For Quarter Ended January 31, 1994                   Commission File No. 0-6649


                             Jilco Industries, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                                     95-2075885
------------------------------------------------------------------------------
(State of other jurisdiction or                            (I.R.S. Employer No.)
incorporation of organization)

P. O. Box 10539, Beverly Hills, California                            90213
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

(310) 274-1986
------------------------------------------------------------------------------
(Registrant's Telephone Number, including area code)


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

          Yes  [ ]                                     No  [X]

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - JANUARY 31, 1994 AND 1993

                                   (Unaudited)


                                     ASSETS

                                                                               1994                  1993
                                                                            ------------          ------------

Current Assets:
       Cash                                                                $         275          $        222
                                                                           -------------          ------------

                                                                           $         275          $        222
                                                                           =============          ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:

       Note payable to shareholder
         (Note 3)                                                          $     51,250           $     50,250
       Accrued expenses                                                    $     33,363           $     28,556
                                                                           ============           ============

Total current liabilities                                                  $     84,613           $     78,806
                                                                           ------------           ------------


Shareholders' equity deficiency:

       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                                                  $     749,950          $     749,950
Deficit                                                                         (834,288)              (828,534)
                                                                           -------------          -------------
                    Total                                                        (84,338)               (78,584)
                                                                           -------------          -------------

                                                                            $        275           $        222
                                                                            ============           ============


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                   SIX MONTHS ENDED JANUARY 31, 1994 AND 1993

                                   (Unaudited)


                                                                              1994                    1993
                                                                           -----------            ------------

Expenses:

       General and Administrative                                          $      2,515           $      2,387
       State Franchise Tax                                                          800                    800
                                                                           ------------           ------------

Net Loss                                                                   $     (3,315)          $     (3,187)

Deficit, beginning of year                                                 $   (830,973)          $   (825,347)
                                                                           ------------           ------------

Deficit, end of period                                                     $    834,288           $     828,534
                                                                           ============           =============

Loss per share (Note 2)                                                    $        0.00          $        0.00
                                                                           =============          =============





                  THREE MONTHS ENDED JANUARY 31, 1994 AND 1993


Expenses:

       General and Administrative                                          $     (1,297)         $      (1,260)

       Franchise Tax                                                       $        -0-          $         800
                                                                           ------------          -------------

       Net Loss                                                            $      1,297          $       2,060
                                                                           ------------          -------------

       Loss per share                                                      $        -0-           $        -0-


                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED JANUARY 31, 1994 AND 1993
                                   (Unaudited)



                                                                               1994                   1993
                                                                           -------------          --------

Cash flows from operating activities:

       Net loss                                                            $     (3,315)          $     (3,187)

       Increase (decrease) in accounts
       payable and accrued expenses                                        $       2,415          $       2,314
                                                                           =============          =============

       Net cash used in operating activities                               $       (900)          $       (873)
                                                                           =============          =============

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                                                 $       1,000          $       1,000
                                                                           =============          =============

       Net cash provided by financing activities                           $       1,000          $       1,000
                                                                           =============          =============

Net increase (decrease) in cash                                            $         100          $         127
                                                                           =============          =============

Cash -- beginning of period                                                $         175          $          95
                                                                           -------------          -------------

Cash -- end of period                                                      $         275          $         222
                                                                           -------------          -------------


Supplemental cash flow information

       Interest paid                                                       $         -0-          $         -0-
                                                                           -------------          -------------
       Taxes paid                                                          $         800          $         800
                                                                           -------------          -------------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JANUARY 31, 1994 AND 1993
                                   (Unaudited)


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


NOTE 2 - LOSS PER SHARE

All per share computations are based on 449,991 shares outstanding. There are no common stock equivalents.

NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholder consist of the following:

                      1996        1995         1994        1993        1992         1991        1990         1989
                  ----------  ----------   ----------   ----------  ----------   ----------  ----------   -------

   Revolving note
   payable (A)      $40,000      $40,000      $40,000     $40,000      $40,000      $40,000     $40,000     $40,000

   Revolving note
   payable (B)        8,250        8,250        8,250       5,250        4,250        2,000       1,000        -0-

   Term note
   payable (C)        5,000        5,000        5,000       5,000        5,000        5,000       5,000       5,000
                   --------     --------     --------    --------     --------     --------    --------    --------

    TOTAL           $53,250      $53,250      $53,250     $50,250      $49,250      $47,000     $46,000     $45,000
                    -------      -------      -------     -------      -------      -------     -------     -------


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