Form 10-Q
period 1994-04-30
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

           For Quarter Ended April 30, 1994 Commission File No. 0-6649


                             Jilco Industries, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                        95-2075885
-------------------------------------------------------------------------------
        (State of other jurisdiction or            (I.R.S. Employer No.)
        incorporation of organization)

  P. O. Box 10539, Beverly Hills, California                        90213
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

                              Yes [     ] No [  X  ]

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                     BALANCE SHEET - APRIL 30, 1994 AND 1993

                                   (Unaudited)



                                     ASSETS


                                                                            1994                1993
                                                                          ---------           ---------
Current Assets:
      Cash                                                                $   1,191           $     193
                                                                          ---------           ---------

                                                                          $   1,191           $     193
                                                                          =========           =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder
        (Note 3)                                                          $  53,250           $  50,250
      Accrued expenses                                                    $  34,578           $  29,749
                                                                          =========           =========

Total current liabilities                                                 $  87,828           $  79,999
                                                                          ---------           ---------


Shareholders' equity deficiency:
      Common stock, no par:
           1,500,000 shares authorized;
           449,991 shares issued and
           outstanding                                                    $ 749,950           $ 749,950
Deficit                                                                    (836,587)           (829,756)
                                                                          ---------           ---------
                 Total                                                      (86,637)            (79,806)
                                                                          ---------           ---------

                                                                          $   1,191           $     193
                                                                          =========           =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                    NINE MONTHS ENDED APRIL 30, 1994 AND 1993
                                   (Unaudited)


                                                                         1994                1993
                                                                       ---------           ---------
Expenses:
      General and Administrative                                       $   4,814           $   3,609
      State Franchise Tax                                                    800                 800
                                                                       ---------           ---------

Net Loss                                                               $  (5,614)          $  (4,409)

Deficit, beginning of year                                             $(830,973)          $(825,347)
                                                                       ---------           ---------

Deficit, end of period                                                 $ 836,587           $ 829,756
                                                                       =========           =========

Loss per share (Note 2)                                                $     .01           $     .01
                                                                       =========           =========



                   THREE MONTHS ENDED APRIL 30, 1994 AND 1993


Expenses:
      General and Administrative                                       $  (2,299)          $  (1,222)

      Net Loss                                                         $   2,299           $   1,222
                                                                       ---------           ---------

      Loss per share                                                        $-0-                $-0-

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED APRIL 30, 1994 AND 1993
                                   (Unaudited)


                                                          1994              1993
                                                         -------           -------
Cash flows from operating activities:

      Net loss                                           $(5,614)          $(4,409)

      Increase (decrease) in accounts
      payable and accrued expenses                       $ 3,630           $ 3,507
                                                         =======           =======

      Net cash used in operating activities              $(1,984)          $  (902)
                                                         =======           =======

Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                                $ 3,000           $ 1,000
                                                         =======           =======

      Net cash provided by financing activities          $ 3,000           $ 1,000
                                                         =======           =======

Net increase (decrease) in cash                          $ 1,016           $    98
                                                         =======           =======

Cash -- beginning of period                              $   175           $    95
                                                         -------           -------

Cash -- end of period                                    $ 1,191           $   193
                                                         -------           -------


Supplemental cash flow information

      Interest paid                                      $     0           $     0
                                                         -------           -------
      Taxes paid                                         $   800           $   800
                                                         -------           -------

                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    NINE MONTHS ENDED APRIL 30, 1994 AND 1993
                                   (Unaudited)



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


                                       JILCO INDUSTRIES, INC.


                                       By:  /s/ Martha J. Kretzmer
                                          -------------------------------------
                                            Martha J. Kretzmer
                                            President

                                       Date:  August 7, 1997