Form 10-K
period 1994-07-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED
July 31, 1994                                              COMMISSION NO. 0-6649

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

                                Yes [     ] No[  X  ]


  As of July 31, 1994, there were 449,991 shares of common stock outstanding.

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

                                    None.

         Defaults Upon Senior Securities

                                    None.

         Approximate Number of Equity Security Holders

                                                      Number of Record Holders
                   Title of Class                       As of July 31, 1994
                   --------------                     ---------------------

                   Common Stock                       785

                   Submission of Matters to a Vote of Security Holders

                            Not applicable.


ITEM 6.  Selected Financial Data

                            Five Year Summary of Operations

                                            Year ended July 31,
                           --------------------------------------------------


                       1994            1993          1992           1991           1990
                       ----            ----          ----           ----           ----
Expenses             $ 6,882        $ 5,626        $ 5,550        $ 6,941        $ 7,141

Net loss             $(6,882)       $(5,626)       $(5,550)       $(6,941)       $(7,141)

Loss per share       $ (0.02)       $ (0.01)       $ (0.01)       $ (0.02)       $ (0.02)
   (Note 2)

Total Assets         $ 1,173        $   175        $    95        $    45        $   370


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

                                   PART III.

ITEM 10. Directors and Executive Officers of the Registrant


                                                                                   First                      Common Shares
                                            Principal                             Elected                  Owned Beneficially
               Name                        Occupation             Age            Director                    On July 31, 1994
               ----                        ----------             ---            --------                   -----------------

Martha J. Kretzmer                   President,                   40            1991                         -0-
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

                 (Registrant)               JILCO INDUSTRIES, INC.


                                            By: /s/ Martha J. Kretzmer
                                               --------------------------------
                                                Martha J. Kretzmer
                                                President

                                            Date:    August 7, 1997

                             JILCO INDUSTRIES, INC.

                          List of Financial Statements


          The following financial statements of Jilco Industries, Inc.
                            are included in Item 8:

                  Balance sheets -- Years ended July 31, 1994 and 1993.

                  Statements of operations -- Years ended July 31, 1994, 1993 and 1992.

                  Statements of cash flows -- Years ended July 31, 1994, 1993 and 1992.

                  Notes to financial statements -- July 31, 1994.

                             JILCO INDUSTRIES, INC.
                                 BALANCE SHEETS
                                 AS OF JULY 31,
                                   (UNAUDITED)

                                     ASSETS


                                                 1994             1993
                                               ---------        ---------
ASSETS
   Cash                                        $   1,173        $     175
                                               ---------        ---------

      TOTAL ASSETS                             $   1,173        $     175
                                               =========        =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                $ -0-            $ -0-
   Notes payable to shareholder
   (Note 3)                                       53,250           50,250
   Accrued expenses (Note 3)                      35,828           30,948
                                               ---------        ---------

   Total current liabilities                      89,078           81,198
                                               ---------        ---------

SHAREHOLDERS' DEFICIENCY
   Common stock, no par value
   1,500,000 shares authorized
   449,991 shares issued and
   outstanding                                   749,950          749,950
   Accumulated deficit                          (837,855)        (830,973)
                                               ---------        ---------

   Total shareholders'
      deficiency                                 (87,905)         (81,023)
                                               ---------        ---------

      TOTAL LIABILITIES AND
      SHAREHOLDERS'
      DEFICIENCY                               $   1,173        $     175
                                               =========        =========


                 The accompanying notes are an integral part of
                          these financial statements.

                             JILCO INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          FOR THE YEARS ENDED JULY 31,
                                   (UNAUDITED)


                             1994             1993              1992
                           ---------        ---------        ---------
EXPENSES
   Professional
   fees                    $   1,061        $      42        $      66
   Fees and
   licenses                        5                5               10
   Interest expense
   (Note 3)                    4,880            4,706            4,600
   State franchise
   tax                           800              800              800
   Sundry                        136               73               74
                           ---------        ---------        ---------

   Total
   expenses                    6,882            5,626            5,550
                           ---------        ---------        ---------

NET LOSS                      (6,882)          (5,626)          (5,550)

ACCUMULATED DEFICIT,
   BEGINNING OF
   YEAR                     (830,973)        (825,347)        (819,797)
                           ---------        ---------        ---------

ACCUMULATED DEFICIT,
   END OF YEAR             $(837,855)       $(830,973)       $(825,347)
                           =========        =========        =========

NET LOSS PER SHARE
   (NOTE 2)                $   (0.02)       $   (0.01)       $   (0.01)
                           =========        =========        =========


                 The accompanying notes are an integral part of
                          these financial statements.

                                                       JILCO INDUSTRIES, INC.
                                                      STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED JULY 31,


                                            1994           1993            1992
                                           -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $(6,882)       $(5,626)       $(5,550)
   Increase
   (decrease) in
   Accounts payable
   and accrued
   expenses                                  4,880          4,706          3,350
                                           -------        -------        -------

   Net cash used
   in operating
   activities                               (2,002)          (920)        (2,200)
                                           -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from
   notes payable to
   shareholder, net                          3,000          1,000          2,250
                                           -------        -------        -------

   Net cash
   provided by
   financing
   activities                                3,000          1,000          2,250
                                           -------        -------        -------

NET INCREASE
(DECREASE) IN
CASH                                           998             80             50

CASH. BEGINNING
OF YEAR                                        175             95             45
                                           -------        -------        -------

CASH, END OF YEAR
Y$1,173                 $175               $    95        $    45        $   370
=======                 ====               =======        =======        =======


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

                                  EXHIBIT INDEX

Exhibit No.                                 Description

3(1)              Articles of Incorporation of the Registrant, as amended (incorporated by reference to
                  Exhibit 3(1) to the Company's 1989 Form 10-K).

3(2)              By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the
                  Company's 1989 Form 10-K).

10(1)             Note Extension and Modification Agreement, dated December 1, 1992, between the Company and
                  Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company's 1993 Form 10-K).

10(2)             Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross
                  (incorporated by reference to Exhibit 10(1) to the Company's 1990 Form 10-K).

10(3)             Note Extension and Modification Agreement, dated December 1, 1992, between the
                  Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the
                  Company's 1993 Form 10-K).

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

10(6)             Note Extension and Modification Agreement, dated December 1, 1992, between the
                  Company and Leonard M. Ross (incorporated by reference to Exhibit 10(6) to the
                  Company's 1993 Form 10-K).

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