Form 10-Q
period 1994-10-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

     For Quarter Ended October 31, 1994    Commission File No. 0-6649


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

                         PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                   BALANCE SHEET - OCTOBER 31, 1994 AND 1993

                                  (Unaudited)



                                     ASSETS

                                                                     1994         1993
                                                                   ---------    ---------
Current Assets:
       Cash                                                           $ 1155    $     357
                                                                   ---------    ---------

                                                                      $ 1155    $     357
                                                                   =========    =========




                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder
         (Note 3)$ 53,250                                          $  53,250    $  51,250
       Accrued expenses                                            $  37,095    $  32,148
                                                                   =========    =========

Total current liabilities                                          $  90,345    $  83,398
                                                                   ---------    ---------


Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                                          $ 749,950    $ 749,950
Deficit                                                             (839,140)    (832,991)
                                                                   ---------    ---------
                    Total                                            (89,190)     (83,041)
                                                                   ---------    ---------

                                                                   $    1155    $     357
                                                                   =========    =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                  THREE MONTHS ENDED OCTOBER 31, 1994 AND 1993
                                   (Unaudited)



                                                        1994             1993
                                                     ---------        ---------
Expenses:
       General and Administrative                       $ 1285           $ 1218
       State Franchise Tax                                   0                0
                                                     ---------        ---------

Net Loss                                               ($ 1285)         ($ 2018)

Deficit, beginning of year                           ($837,855)       ($830,973)
                                                     ---------        ---------

Deficit, end of period                               $ 839,140        $ 832,991
                                                     =========        =========

Loss per share (Note 2)                              $    0.00        $    0.00
                                                     =========        =========

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                  THREE MONTHS ENDED OCTOBER 31, 1994 AND 1993
                                   (Unaudited)


                                                                1994       1993
                                                               -----      -----
Cash flows from operating activities:

       Net loss                                              ($ 1285)   ($ 2018)

       Increase (decrease) in accounts
       payable and accrued expenses                           $ 1267     $ 1200
                                                               =====      =====

       Net cash used in operating activities                   ($ 18)     ($818)
                                                               =====      =====

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                                     $   0     $ 1000
                                                               =====      =====

       Net cash provided by financing activities               $   0     $ 1000
                                                               =====      =====

Net increase (decrease) in cash                                ($ 18)     $ 182
                                                               =====      =====

Cash -- beginning of period                                   $ 1173      $ 175
                                                               -----      -----

Cash -- end of period                                         $ 1155      $ 357
                                                               -----      -----


Supplemental cash flow information

       Interest paid                                           $   0      $   0
                                                               -----      -----
       Taxes paid                                              $   0      $ 800
                                                               -----      -----

                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED OCTOBER 31, 1994 AND 1993
                                   (Unaudited)



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