Form 10-Q
period 1995-01-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

      For Quarter Ended January 31, 1995     Commission File No. 0-6649


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

                              Yes  [ ]   No  [X]

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - JANUARY 31, 1995 AND 1996

                                   (Unaudited)



                                     ASSETS


                                                        1995             1994
                                                      ---------        ---------

Current Assets:
       Cash                                           $     337        $     275
                                                      ---------        ---------

                                                      $     337        $     275
                                                      =========        =========




                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder
         (Note 3)                                     $  53,250        $  51,250
       Accrued expenses                               $  38,362        $  33,363
                                                      =========        =========

Total current liabilities                             $  91,612        $  84,613
                                                      ---------        ---------


Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                             $ 749,950        $ 749,950
Deficit                                                (841,225)        (834,288)
                                                      ---------        ---------
                    Total                               (91,275)         (84,338)
                                                      ---------        ---------

                                                      $     337        $     275
                                                      =========        =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                   SIX MONTHS ENDED JANUARY 31, 1995 AND 1994
                                   (Unaudited)


                                                                       1995             1994
                                                                     ---------        ---------
Expenses:
       General and Administrative                                    $   2,570        $   2,515
       State Franchise Tax                                                 800              800
                                                                     ---------        ---------

Net Loss                                                             $  (3,370)       $  (3,315)

Deficit, beginning of year                                           $(837,855)       $(830,973)
                                                                     ---------        ---------

Deficit, end of period                                               $ 841,225        $ 834,288
                                                                     =========        =========

Loss per share (Note 2)                                              $    0.00        $    0.00
                                                                     =========        =========


                  THREE MONTHS ENDED JANUARY 31, 1995 AND 1994


Expenses:
       General and Administrative                                    $  (1,285)       $  (1,297)

       Franchise Tax                                                 $     800        $       0
                                                                     ---------        ---------

       Net Loss                                                      $   2,085        $   1,297
                                                                     ---------        ---------

       Loss per share                                                $       0        $       0

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED JANUARY 31, 1995 AND 1994
                                   (Unaudited)


                                                         1995          1994
                                                       --------       -------

Cash flows from operating activities:

       Net loss                                        $ (3,370)      $(3,315)

       Increase (decrease) in accounts
       payable and accrued expenses                    $  2,534       $ 2,415
                                                       ========       =======

       Net cash used in operating activities           $   (836)      $  (900)
                                                       ========       =======

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                             $      0       $ 1,000
                                                       ========       =======

       Net cash provided by financing activities       $      0       $ 1,000
                                                       ========       =======

Net increase (decrease) in cash                        $   (836)      $   100
                                                       ========       =======

Cash -- beginning of period                            $  1,173       $   175
Cash -- end of period                                  $    337       $   275
                                                       --------       -------


Supplemental cash flow information

       Interest paid                                   $      0       $     0
                                                       --------       -------
       Taxes paid                                      $    800       $   800
                                                       --------       -------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JANUARY 31, 1995 AND 1994
                                   (Unaudited)



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