Form 10-Q
period 1995-04-30
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

           For Quarter Ended April 30, 1995 Commission File No. 0-6649


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

                              Yes [     ] No [  X  ]

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                     BALANCE SHEET - APRIL 30, 1995 AND 1994

                                   (Unaudited)



                                     ASSETS


                                                           1995                1994
                                                         ---------           ---------

Current Assets:
      Cash                                               $     314           $   1,191
                                                         ---------           ---------

                                                         $     314           $   1,191
                                                         =========           =========




                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder
        (Note 3)                                         $  53,250           $  53,250
      Accrued expenses                                   $  39,630           $  34,578
                                                         =========           =========

Total current liabilities                                $  92,880           $  87,828
                                                         ---------           ---------


Shareholders' equity deficiency:
      Common stock, no par:
           1,500,000 shares authorized;
           449,991 shares issued and
           outstanding                                   $ 749,950           $ 749,950
Deficit                                                   (842,516)           (836,587)
                                                         ---------           ---------
                 Total                                     (92,566)            (86,637)
                                                         ---------           ---------

                                                         $     314           $   1,191
                                                         =========           =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                    NINE MONTHS ENDED APRIL 30, 1995 AND 1994
                                   (Unaudited)


                                                                         1995                1994
                                                                       ---------           ---------
Expenses:
      General and Administrative                                       $   3,861           $   4,814
      State Franchise Tax                                                    800                 800
                                                                       ---------           ---------

Net Loss                                                               $  (4,661)          $  (5,614)

Deficit, beginning of year                                             $ (837,855)        $ (830,973)
                                                                       ---------           ---------

Deficit, end of period                                                 $ 842,516           $ 836,587
                                                                       =========           =========

Loss per share (Note 2)                                                $    0.00           $    0.01
                                                                       =========           =========


                   THREE MONTHS ENDED APRIL 30, 1995 AND 1994


Expenses:
      General and Administrative                                       $  (1,291)          $  (2,299)

      Net Loss                                                         $   1,291           $   2,299
                                                                       ---------           ---------

      Loss per share                                                       $ -0-                $-0-

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED APRIL 30, 1995 AND 1994
                                   (Unaudited)


                                                           1995              1994
                                                         -------           -------

Cash flows from operating activities:

      Net loss                                           $(4,661)          $(5,614)

      Increase (decrease) in accounts
      payable and accrued expenses                       $ 3,802           $ 3,630
                                                         =======           =======

      Net cash used in operating activities              $  (859)          $(1,984)
                                                         =======           =======

Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                                $     0           $ 1,000
                                                         =======           =======

      Net cash provided by financing activities          $     0           $ 1,000
                                                         =======           =======

Net increase (decrease) in cash                          $  (859)          $ 1,016
                                                         =======           =======

Cash -- beginning of period                              $ 1,173           $   175
                                                         -------           -------

Cash -- end of period                                    $   314           $ 1,191
                                                         -------           -------


Supplemental cash flow information

      Interest paid                                      $     0           $     0
                                                         -------           -------
      Taxes paid                                         $   800           $   800
                                                         -------           -------

                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    NINE MONTHS ENDED APRIL 30, 1995 AND 1994
                                   (Unaudited)



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


                                      JILCO INDUSTRIES, INC.


                                      By: /s/ Martha J. Kretzmer
                                          Martha J. Kretzmer
                                          President

                                      Date:  August 7, 1997