Form 10-K
period 1995-07-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED
July 31, 1995                                              COMMISSION NO. 0-6649

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

                                 Yes [     ] No [  X  ]


As of July 31, 1995, there were 449,991 shares of common stock outstanding.

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

                             None.

            Defaults Upon Senior Securities

                             None.

            Approximate Number of Equity Security Holders

                                                   Number of Record Holders
                      Title of Class                 As of July 31, 1995
                      --------------               ---------------------

                      Common Stock                 785

                      Submission of Matters to a Vote of Security Holders

                             Not applicable.


ITEM 6. Selected Financial Data

                         Five Year Summary of Operations

                                       Year ended July 31,
                           -------------------------------------------


                                       1995         1994         1993         1992         1991
                                       ----         ----         ----         ----         ----

Expenses                              $ 5,948      $ 6,882      $ 5,626      $ 5,550      $ 6,941

Net loss                              $(5,948)     $(6,882)     $(5,626)     $(5,550)     $(6,941)

Loss per share (Note 2)               $(0.01)      $(0.02)      $(0.01)      $(0.01)      $(0.02)

Total Assets                          $  295       $1,173       $  175       $   95       $  45


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

                                    PART III.

ITEM 10. Directors and Executive Officers of the Registrant


                                                               First                 Common Shares
                               Principal                      Elected              Owned Beneficially
        Name                  Occupation          Age         Director              On July 31, 1995
        ----                  ----------          ---         --------             -----------------
Martha J. Kretzmer            President,          41            1991                      -0-
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

                                          Date:   August 7, 1997

                             JILCO INDUSTRIES, INC.

                          List of Financial Statements


        The following financial statements of Jilco Industries, Inc. are included in Item 8:

               Balance sheets -- Years ended July 31, 1995 and 1994.

               Statements of operations -- Years ended July 31, 1995, 1994 and 1993.

               Statements of cash flows -- Years ended July 31, 1995, 1994 and 1993.

               Notes to financial statements -- July 31, 1995.

                             JILCO INDUSTRIES, INC.
                                 BALANCE SHEETS
                                 AS OF JULY 31,
                                   (UNAUDITED)

                                     ASSETS


                                                    1995               1994
                                                  ---------           ---------
ASSETS
   Cash                                           $     295           $   1,173
                                                  ---------           ---------

     TOTAL ASSETS                                 $     295           $   1,173
                                                  =========           =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                               $     -0-           $     -0-
   Notes payable to shareholder (Note 3)             53,250              53,250
   Accrued expenses (Note 3)                         40,898              35,828
                                                  ---------           ---------

   Total current liabilities                         94,148              89,078
                                                  ---------           ---------

SHAREHOLDERS' DEFICIENCY
   Common stock, no par value
   1,500,000 shares authorized
   449,991 shares issued and outstanding            749,950             749,950
   Accumulated deficit                             (843,803)           (837,855)
                                                  ---------           ---------

   Total shareholders' deficiency                   (93,853)            (87,905)
                                                  ---------           ---------

     TOTAL LIABILITIES AND
     SHAREHOLDERS' DEFICIENCY                     $     295           $   1,173
                                                  =========           =========


   The accompanying notes are an integral part of these financial statements.

                             JILCO INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          FOR THE YEARS ENDED JULY 31,
                                   (UNAUDITED)


                                             1995               1994                1993
                                          ---------           ---------           ---------
EXPENSES
   Professional fees                          $ -0-           $   1,061           $      42
   Fees and licenses                              5                   5                   5
   Interest expense (Note 3)                  5,070               4,880               4,706
   State franchise tax                          800                 800                 800
   Sundry                                        73                 136                  73
                                          ---------           ---------           ---------

   Total expenses                             5,948               6,882               5,626
                                          ---------           ---------           ---------

NET LOSS                                     (5,948)             (6,882)             (5,626)

ACCUMULATED DEFICIT,  BEGINNING OF YEAR    (837,855)           (830,973)           (825,347)
                                          ---------           ---------           ---------

ACCUMULATED DEFICIT, END OF YEAR          $(843,803)          $(837,855)          $(830,973)
                                          =========           =========           =========

NET LOSS PER SHARE (NOTE 2)               $   (0.01)          $   (0.02)          $   (0.01)
                                          =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JULY 31,


                                                1995              1994              1993
                                              -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                   $(5,948)          $(6,882)          $(5,626)
   Increase (decrease) in Accounts
      payable and accrued expenses              5,070             4,880             4,706
                                              -------           -------           -------

   Net cash used in operating activities         (878)           (2,002)             (920)
                                              -------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable to
   shareholder, net                               -0-             3,000             1,000
                                              -------           -------           -------

   Net cash provided by
     financing activities                         -0-             3,000             1,000
                                              -------           -------           -------

NET INCREASE (DECREASE) IN CASH                  (878)              998                80

CASH, BEGINNING OF YEAR                         1,173               175                95
                                              -------           -------           -------

CASH, END OF YEAR                             $   295           $ 1,173           $   175
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

10(4)          Note Extension and Modification Agreement, dated November 7, 1989, between the
               Company and Leonard M. Ross (incorporated by reference to Exhibit 10(__) to the
               Company's 1990 Form 10-K).

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