Form 10-Q
period 1995-10-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

        For Quarter Ended October 31, 1995    Commission File No. 0-6649


                             JILCO INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                        95-2075885
-------------------------------                          ---------------------
(State of other jurisdiction or                          (I.R.S. Employer No.)
 incorporation of organization)

P.O. Box 10539, Beverly Hills, California                       90213
-----------------------------------------                ---------------------
(Address of principal executive offices)                     (Zip Code)

                                 (310) 274-1986
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

                                 Not Applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changes since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes          .                        No     X   .
                  ----------                            --------

                          PART I. FINANCIAL INFORMATION

                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - OCTOBER 31, 1995 AND 1994

                                   (Unaudited)

                                     ASSETS

                                                  1995      1994
                                                -------    ------
Current Assets:

      Cash                                      $   277    $1,155
                                                -------    ------

                                                $   277    $1,155
                                                =======    ======


                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder
        (Note 3)                                  $  53,250         $  53,250
      Accrued expenses                            $  42,148         $  37,095
                                                  =========         =========
Total current liabilities                         $  95,398         $  90,345
                                                  ---------         ---------

Shareholders' equity deficiency:
      Common stock, no par:
           1,500,000 shares authorized;
           449,991 shares issued and
           outstanding                            $ 749,950         $ 749,950
Deficit                                            (845,071)         (839,140)
                                                  ---------         ---------
                 Total                              (95,121)          (89,190)
                                                  ---------         ---------
                                                  $     277         $   1,155
                                                  =========         =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                  THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                                   (Unaudited)

                                                1995             1994
                                             ---------         ---------
Expenses:
      General and Administrative             $   1,268         $   1,285
      State Franchise Tax                            0                 0
                                             ---------         ---------

Net Loss                                     $  (1,268)        $  (1,285)

Deficit, beginning of year                   $(843,803)        $(837,855)
                                             ---------         ---------

Deficit, end of period                       $ 845,071         $ 839,140
                                             =========         =========

Loss per share (Note 2)                      $    0.00         $    0.00
                                             =========         =========

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                  THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                                   (Unaudited)

                                                      1995        1994
                                                    -------      -------
Cash flows from operating activities:

      Net loss                                      $(1,268)     $(1,285)

      Increase (decrease) in accounts
      payable and accrued expenses                  $ 1,250      $ 1,267
                                                    =======      =======
      Net cash used in operating activities         $   (18)     $   (18)
                                                    =======      =======

Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                           $ 1,250      $  -0-
                                                    =======      =======
      Net cash provided by financing activities     $ 1,250      $  -0-
                                                    =======      =======
Net increase (decrease) in cash                     $   (18)     $   (18)
                                                    =======      =======
 Cash -- beginning of period                        $   295      $ 1,173
                                                    -------      -------
Cash -- end of period                               $   277      $ 1,155
                                                    -------      -------
Supplemental cash flow information

      Interest paid                                 $     0      $     0
                                                    -------      -------
      Taxes paid                                    $     0      $     0
                                                    -------      -------

                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                                   (Unaudited)

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


                                        JILCO INDUSTRIES, INC.

                                        By:  /s/ Martha J. Kretzmer
                                        ---------------------------------
                                             Martha J. Kretzmer
                                             President

                                        Date: August 7, 1997