Form 10-Q
period 1996-01-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

    For Quarter Ended January 31, 1996          Commission File No. 0-6649


                             JILCO INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                          95-2075885
-------------------------------------------               ---------------------
      (State of other jurisdiction or                     (I.R.S. Employer No.)
      Incorporation of organization)

P. O. Box 10539, Beverly Hills, California                        90213
-------------------------------------------               ---------------------
 (Address of principal executive offices)                       Zip Code)

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

               Yes          .                              No   X.
                   ---------                               --------

                          PART I. FINANCIAL INFORMATION

                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - JANUARY 31, 1996 AND 1995
                                   (Unaudited)

                                     ASSETS

                                                      1996            1995
                                                   ---------       ---------
Current Assets:
      Cash                                         $     459       $     337
                                                   ---------       ---------
                                                   $     459       $     337
                                                   =========       =========

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder
        (Note 3)                                   $  53,250       $  53,250

      Note payable (Note 4)                        $   1,000            $-0-

      Accrued expenses                             $  43,400       $  38,362
                                                   =========       =========
Total current liabilities                          $  97,650       $  91,612
                                                   ---------       ---------


Shareholders' equity deficiency:
      Common stock, no par:

           1,500,000 shares authorized;
           449,991 shares issued and
           outstanding                             $ 749,950       $ 749,950
Deficit                                             (847,141)       (841,225)
                                                   ---------       ---------
                 Total                               (97,191)        (91,275)
                                                   ---------       ---------

                                                   $     459       $     337
                                                   =========       =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                   SIX MONTHS ENDED JANUARY 31, 1996 AND 1995
                                   (Unaudited)

                                                   1996            1995
                                                ---------       ---------
Expenses:
      General and Administrative                $   2,538       $   2,570
      State Franchise Tax                             800             800
                                                ---------       ---------
Net Loss                                        $  (3,338)      $  (3,370)

Deficit, beginning of year                      $(843,803)      $(837,855)
                                                ---------       ---------
Deficit, end of period                          $ 847,141       $ 841,225
                                                =========       =========
Loss per share (Note 2)                         $    0.00       $    0.00
                                                =========       =========

                  THREE MONTHS ENDED JANUARY 31, 1996 AND 1995

Expenses:
      General and Administrative                $  (1,270)      $  (1,285)

      Franchise Tax                             $     800       $     800

      Net Loss                                  $   2,070       $   2,085
                                                ---------       ---------
      Loss per share                            $     -0-       $     -0-

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED JANUARY 31, 1996 AND 1995
                                   (Unaudited)

                                                       1996          1995
                                                     -------       -------
Cash flows from operating activities:

      Net loss                                       $(3,338)      $(3,370)

      Increase (decrease) in accounts
      payable and accrued expenses                   $ 2,502       $ 2,534
                                                     =======       =======

      Net cash used in operating activities          $  (836)      $  (836)
                                                     =======       =======
Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                            $ 1,000       $   -0-
                                                     =======       =======
      Net cash provided by financing activities      $ 1,000       $   -0-
                                                     =======       =======
Net increase (decrease) in cash                      $   164       $  (836)
                                                     =======       =======
Cash -- beginning of period                          $   295       $ 1,173
                                                     -------       -------
Cash -- end of period                                $   459       $   337
                                                     -------       -------


Supplemental cash flow information

      Interest paid                                  $   -0-       $   -0-
                                                     -------       -------
      Taxes paid                                     $   800       $   800
                                                     -------       -------

                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JANUARY 31, 1996 AND 1995
                                   (Unaudited)

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

NOTE 4 - NOTE PAYABLE

    Revolving demand note due on demand or December 31, 1997. Interest accrues at 8% per annum and is payable on December 31 of each year.

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