Form 10-Q
period 1996-04-30
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

    For Quarter Ended April 30, 1996          Commission File No. 0-6649


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


                              Yes [     ] No [  X  ].

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                     BALANCE SHEET - APRIL 30, 1996 AND 1995

                                   (Unaudited)



                                     ASSETS


                                                                            1996                1995
                                                                          ---------           ---------

Current Assets:
       Cash                                                               $     388           $     314
                                                                          ---------           ---------

                                                                          $     388           $     314
                                                                          =========           =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder
       (Note 3)                                                           $  53,250           $  53,250
       Note Payable (Note 4)                                              $   1,000           $       0
       Accrued expenses                                                   $  44,653           $  39,360
                                                                          =========           =========

Total current liabilities                                                 $  98,903           $  92,880
                                                                          ---------           ---------


Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                                                 $ 749,950           $ 749,950
Deficit                                                                    (848,465)           (842,516)
                                                                          ---------           ---------
                    Total                                                   (98,515)            (92,566)
                                                                          ---------           ---------

                                                                          $     388           $     314
                                                                          =========           =========

                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                    NINE MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (Unaudited)


                                                                         1996                1995
                                                                       ---------           ---------
Expenses:
       General and Administrative                                      $   3,862           $   3,861
       State Franchise Tax                                                   800                 800
                                                                       ---------           ---------

Net Loss                                                               $  (4,662)          $  (4,661)

Deficit, beginning of year                                             $(843,803)          $(837,855)
                                                                       ---------           ---------

Deficit, end of period                                                 $ 848,465           $ 842,516
                                                                       =========           =========

Loss per share (Note 2)                                                $    0.00           $    0.00
                                                                       =========           =========





                   THREE MONTHS ENDED APRIL 30, 1996 AND 1995


Expenses:
       General and Administrative                                      $  (1,324)          $  (1,291)

       Net Loss                                                        $   1,324           $   1,291
                                                                       ---------           ---------

       Loss per share                                                      $ -0-                $-0-

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (Unaudited)


                                                           1996              1995
                                                          -------           -------

Cash flows from operating activities:

       Net loss                                           $(4,662)          $(4,661)

       Increase (decrease) in accounts
       payable and accrued expenses                       $ 3,755           $ 3,802
                                                          =======           =======

       Net cash used in operating activities              $  (907)          $  (859)
                                                          =======           =======

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                                $ 1,000           $     0
                                                          =======           =======

       Net cash provided by financing activities          $ 1,000           $     0
                                                          =======           =======

Net increase (decrease) in cash                           $    93           $  (859)
                                                          =======           =======

Cash -- beginning of period                               $   295           $ 1,173
                                                          -------           -------

Cash -- end of period                                     $   388           $   314
                                                          -------           -------


Supplemental cash flow information

       Interest paid                                      $     0           $     0
                                                          -------           -------
       Taxes paid                                         $   800           $   800
                                                          -------           -------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    NINE MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (Unaudited)



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