Form 10-K
period 1996-07-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED
July 31, 1996                                             COMMISSION NO. 0-6649

                             JILCO INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

     California                                                   95-207885
-------------------------------                               ------------------
(State or other jurisdiction                                  I.R.S. Employer
of organization)                                              Identification No.

P. O. Box 10539
Beverly Hills, California                                          90213
-------------------------------                              ------------------
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

        Yes                 No  X
           ------             -----

As of July 31, 1996, there were 449,991 shares of common stock outstanding.

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

                      None.

             Defaults Upon Senior Securities

                      None.

             Approximate Number of Equity Security Holders

                                          Number of Record Holders
       Title of Class                       As of July 31, 1996
       --------------                     ---------------------

       Common Stock                       785

       Submission of Matters to a Vote of Security Holders

                Not applicable.


ITEM 6.  Selected Financial Data

                       Five Year Summary of Operations

                                           Year ended July 31,
                            ---------------------------------------------------
                              1996       1995       1994       1993      1992
                            -------    -------    -------    -------    -------

Expenses                    $ 5,933    $ 5,948    $ 6,882    $ 5,626    $ 5,550

Net loss                    $(5,933)   $(5,948)   $(6,882)   $(5,626)   $(5,550)

Loss per share              $ (0.01)   $ (0.01)   $ (0.02)   $ (0.01)   $ (0.01)
   (Note 2)

Total Assets                $   370    $   295    $ 1,173    $   175    $    95


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

                                   PART III.

ITEM 10. Directors and Executive Officers of the Registrant

                                                              First                       Common Shares
                       Principal                             Elected                    Owned Beneficially
          Name         Occupation             Age            Director                    On July 31, 1996
          ----         ----------             ---            --------                   -----------------

Martha J. Kretzmer     President,              42            1991                          -0-
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

                                           Date:  August 7, 1997

                             JILCO INDUSTRIES, INC.

                          List of Financial Statements


The following financial statements of Jilco Industries, Inc. are included in
Item 8:

         Balance sheets -- Years ended July 31, 1996 and 1995.

         Statements of operations -- Years ended July 31, 1996, 1995 and 1994.

         Statements of cash flows -- Years ended July 31, 1996, 1995 and 1994.

         Notes to financial statements -- July 31, 1996.

                             JILCO INDUSTRIES, INC.
                                 BALANCE SHEETS
                                 AS OF JULY 31,
                                   (UNAUDITED)

                                     ASSETS

                                                                  1996         1995
                                                               ---------    ---------
ASSETS
   Cash                                                        $     370    $     295
                                                               ---------    ---------

      TOTAL ASSETS                                             $     370    $     295
                                                               =========    =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Accounts payable                                                 $-0-         $-0-
   Notes payable to shareholder (Note 3)                          53,250       53,250
   Accrued expenses (Note 3)                                      45,906       40,898
   Note payable (Note 4)                                           1,000          -0-
                                                               ---------    ---------

   Total current liabilities                                     100,156       94,148
                                                               ---------    ---------

SHAREHOLDERS' DEFICIENCY

   Common stock, no par value
   1,500,000 shares authorized
   449,991 shares issued and outstanding                         749,950      749,950
   Accumulated deficit                                          (849,736)    (843,803)
                                                               ---------    ---------

   Total shareholders' deficiency                                (99,786)     (93,853)
                                                               ---------    ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY           $     370    $     295
                                                               =========    =========




   The accompanying notes are an integral part of these financial statements.

                             JILCO INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          FOR THE YEARS ENDED JULY 31,
                                   (UNAUDITED)

                                              1996        1995         1994
                                           ---------    ---------    ---------

EXPENSES

   Professional fees                      $      43         $-0-    $   1,061
   Fees and licenses                            -0-            5            5
   Interest expense (Note 3)                  5,008        5,070        4,880
   State franchise tax                          800          800          800
   Sundry                                        82           73          136
                                          ---------    ---------    ---------

   Total expenses                             5,933        5,948        6,882
                                          ---------    ---------    ---------

NET LOSS                                     (5,933)      (5,948)      (6,882)

ACCUMULATED DEFICIT,
   BEGINNING OF YEAR                       (843,803)    (837,855)    (830,973)
                                          ---------    ---------    ---------

ACCUMULATED DEFICIT,
   END OF YEAR                            $(849,736)   $(843,803)   $(837,855)
                                          =========    =========    =========

NET LOSS PER SHARE
   (NOTE 2)                               $   (0.01)   $   (0.01)   $   (0.02)
                                          =========    =========    =========




   The accompanying notes are an integral part of these financial statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JULY 31,


                                                  1996        1995       1994
                                                -------     -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                     $(5,933)    $(5,948)    $(6,882)
   Increase (decrease) in Accounts payable
     and accrued expenses                         5,008       5,070       4,880
                                                -------     -------     -------
   Net cash used in operating activities           (925)       (878)     (2,002)
                                                -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable to
     shareholder, net                             1,000         -0-       3,000
                                                -------     -------     -------
   Net cash provided by financing activities      1,000         -0-       3,000
                                                -------     -------     -------
NET INCREASE (DECREASE) IN CASH                      75        (878)        998

CASH. BEGINNING OF YEAR                             295       1,173         175
                                                -------     -------     -------
CASH, END OF YEAR                               $   370     $   295     $ 1,173
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


NOTE 4 - NOTE PAYABLE

         Revolving demand note due on demand or December 31, 1997. Interest accrues at 8% per annum and is payable on December 31 of each year.

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

3(1)              Articles of Incorporation of the Registrant, as amended (incorporated by reference to
                  Exhibit 3(1) to the Company's 1989 Form 10-K).

3(2)              By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the
                  Company's 1989 Form 10-K).

10(1)             Revolving Demand Note, dated November 10, 1996, between the Company and TRACO.

10(2)             Note Extension and Modification Agreement, dated December 1, 1992, between the Company and
                  Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company's 1993 Form 10-K).

10(3)             Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross
                  (incorporated by reference to Exhibit 10(1) to the Company's 1990 Form 10-K).

10(4)             Note Extension and Modification Agreement, dated December 1, 1992, between the Company and
                  Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company's 1993 Form 10-K).

10(5)             Note Extension and Modification Agreement, dated November 7, 1989, between the Company and
                  Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company's 1990 Form 10-K).

10(6)             Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross
                  (incorporated by reference to Exhibit 10(1) to the Company's 1989 Form 10-K).

10(7)             Note Extension and Modification Agreement, dated December 1, 1992, between the Company and
                  Leonard M. Ross (incorporated by reference to Exhibit 10(6) to the Company's 1993 Form 10-K).

10(8)             Note Extension and Modification Agreement, dated November 7, 1989, between the Company and
                  Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company's 1990 Form 10-K).

10(9)             Note Extension and Modification Agreement, dated July 13, 1988, between the Company and
                  Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company's 1989 Form 10-K).

10(10)            Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M.\
                  Ross (incorporated by reference to Exhibit 10(3) to the Company's 1989 Form 10-K).
