Form 10-Q
period 1996-10-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

     For Quarter Ended October 31, 1996          Commission File No. 0-6649


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

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - OCTOBER 31, 1996 AND 1995
                                   (Unaudited)


                                     ASSETS
                                                         1996           1995
                                                       ---------      ---------
Current Assets:
      Cash                                             $     552      $     277
                                                       ---------      ---------

                                                       $     552      $     277
                                                       =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder
        (Note 3)                                       $  53,250      $  53,250
      Note Payable (Note 4)                            $   2,000      $     -0-
      Accrued expenses                                 $  47,198      $  42,148
                                                       =========      =========

Total current liabilities                              $ 102,448      $  95,398
                                                       ---------      ---------


Shareholders' equity deficiency:
      Common stock, no par:
           1,500,000 shares authorized;
           449,991 shares issued and
           outstanding                                 $ 749,950      $ 749,950
Deficit                                                 (851,846)      (845,071)
                                                       ---------      ---------
                 Total                                  (101,896)       (95,121)
                                                       ---------      ---------

                                                       $     552      $     277
                                                       =========      =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                  THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (Unaudited)



                                                     1996               1995
                                                   ---------          ---------
Expenses:
      General and Administrative                   $   1,310          $   1,268
      State Franchise Tax                                800               0.00
                                                   ---------          ---------

Net Loss                                           $  (2,110)         $  (1,268)

Deficit, beginning of year                         $(849,736)         $(843,803)
                                                   ---------          ---------

Deficit, end of period                             $(851,846)         $(845,071)
                                                   =========          =========

Loss per share (Note 2)                            $    0.00          $    0.00
                                                   =========          =========

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                  THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (Unaudited)



                                                     1996         1995
                                                    -------      -------
Cash flows from operating activities:
      Net loss                                      $(2,110)     $(1,268)
                                                    -------      -------

      Increase (decrease) in accounts
      payable and accrued expenses                  $ 1,292      $ 1,250
                                                    =======      =======

      Net cash used in operating activities         $  (818)     $   (18)
                                                    =======      =======

Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                           $ 1,000      $   -0-
                                                    =======      =======

      Net cash provided by financing activities     $ 1,000      $   -0-
                                                    =======      =======

Net increase (decrease) in cash                     $   182      $   (18)
                                                    =======      =======

Cash -- beginning of period                         $   370      $   295
                                                    -------      -------

Cash -- end of period                               $   552      $   277
                                                    -------      -------


Supplemental cash flow information

      Interest paid                                 $   -0-      $   -0-
                                                    -------      -------
      Taxes paid                                    $   800      $   -0-
                                                    -------      -------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (Unaudited)


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