Form 10-Q
period 1997-01-31
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

     For Quarter Ended January 31, 1997          Commission File No. 0-6649


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

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - JANUARY 31, 1997 AND 1996

                                   (Unaudited)



                                     ASSETS

                                                         1997           1996
                                                       ---------      ---------
Current Assets:
      Cash                                             $     533      $     459
                                                       ---------      ---------

                                                       $     533      $     459
                                                       =========      =========


                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Note payable to shareholder
        (Note 3)                                       $  53,250      $  53,250
      Note payable (Note 4)                            $   2,000      $   1,000
      Accrued expenses                                 $  48,490      $  43,400
                                                       =========      =========

Total current liabilities                              $ 103,740      $  97,650
                                                       ---------      ---------


Shareholders' equity deficiency:
      Common stock, no par:
           1,500,000 shares authorized;
           449,991 shares issued and
           outstanding                                 $ 749,950      $ 749,950
Deficit                                                 (853,157)      (847,141)
                                                       ---------      ---------
                 Total                                  (103,207)       (97,191)
                                                       ---------      ---------

                                                       $     533      $     459
                                                       =========      =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                   SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
                                   (Unaudited)



                                                   1997           1996
                                                 ---------      ---------
Expenses:
      General and Administrative                 $   2,721      $   2,538
      State Franchise Tax                              800            800
                                                 ---------      ---------

Net Loss                                         $  (3,421)     $  (3,338)

Deficit, beginning of year                       $(849,736)     $(843,803)
                                                 ---------      ---------

Deficit, end of period                           $(853,157)     $(847,141)
                                                 =========      =========

Loss per share (Note 2)                          $    0.01      $    0.00
                                                 =========      =========


                  THREE MONTHS ENDED JANUARY 31, 1997 AND 1996


Expenses:
      General and Administrative                 $  (1,311)     $  (1,270)

      Franchise Tax                              $     -0-      $     800
                                                 ---------      ---------

      Net Loss                                   $   1,311      $   2,070
                                                 ---------      ---------

      Loss per share                             $     -0-      $     -0-

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
                                   (Unaudited)



                                                     1997         1996
                                                    -------      -------

Cash flows from operating activities:

      Net loss                                      $(3,421)     $(3,338)

      Increase (decrease) in accounts
      payable and accrued expenses                  $ 2,584      $ 2,502
                                                    =======      =======

      Net cash used in operating activities         $  (837)     $  (836)
                                                    =======      =======

Cash flows from financing activities

      Proceeds from notes payable
      to shareholder, net                           $ 1,000      $ 1,000
                                                    =======      =======

      Net cash provided by financing activities     $ 1,000      $ 1,000
                                                    =======      =======

Net increase (decrease) in cash                     $   163      $   164
                                                    =======      =======

Cash -- beginning of period                         $   370      $   295
                                                    -------      -------

Cash -- end of period                               $   533      $   459
                                                    -------      -------


Supplemental cash flow information

      Interest paid                                 $   -0-      $   -0-
                                                    -------      -------
      Taxes paid                                    $   800      $   800
                                                    -------      -------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
                                   (Unaudited)



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