Form 10-Q
period 1997-04-30
JILCO INDUSTRIES INC
filed 1997-08-26
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

     For Quarter Ended April 30, 1997          Commission File No. 0-6649


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

                              Yes     . No  X  .
                                 -----    -----

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                     BALANCE SHEET - APRIL 30, 1997 AND 1996
                                   (Unaudited)




                                     ASSETS
                                                        1997             1996
                                                      ---------        ---------

Current Assets:
       Cash                                           $     994        $     388
                                                      ---------        ---------

                                                      $     994        $     388
                                                      =========        =========




                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder
         (Note 3)                                     $  53,250        $  53,250
       Note payable (Note 4)                          $   5,000        $   1,000
       Accrued expenses                               $  49,792        $  44,653
                                                      ---------        ---------
Total current liabilities                             $ 108,042        $  98,903
                                                      ---------        ---------


Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                             $ 749,950        $ 749,950
Deficit                                                (856,998)        (848,465)
                                                      ---------        ---------
                    Total                              (107,048)         (98,515)
                                                      ---------        ---------

                                                      $     994        $     388
                                                      =========        =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                    NINE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (Unaudited)


                                                                   1997         1996
                                                                ---------    ---------
Expenses:
       General and Administrative                               $   6,462    $   3,862
       State Franchise Tax                                            800          800
                                                                ---------    ---------

Net Loss                                                        $  (7,262)   $  (4,662)

Deficit, beginning of year                                      $(849,736)   $(843,803)
                                                                ---------    ---------

Deficit, end of period                                          $(856,998)   $(848,465)
                                                                =========    =========

Loss per share (Note 2)                                         $    0.01    $    0.00
                                                                =========    =========


                   THREE MONTHS ENDED APRIL 30, 1997 AND 1996


Expenses:
       General and Administrative                               $  (3,841)   $  (1,324)

       Net Loss                                                 $   3,841    $   1,324
                                                                ---------    ---------

       Loss per share                                           $    0.01         $-0-

                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (Unaudited)


                                                        1997           1996
                                                       -------        -------

Cash flows from operating activities:

       Net loss                                        $(7,262)       $(4,662)

       Increase (decrease) in accounts
       payable and accrued expenses                    $ 3,886        $ 3,755
                                                       =======        =======

       Net cash used in operating activities           $(3,376)       $  (907)
                                                       =======        =======

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                             $ 4,000        $ 1,000
                                                       =======        =======

       Net cash provided by financing activities       $(4,000)       $ 1,000
                                                       =======        =======

Net increase (decrease) in cash                        $   624        $    93
                                                       =======        =======

Cash -- beginning of period                            $   370        $   295
                                                       -------        -------

Cash -- end of period                                  $   994        $   388
                                                       -------        -------


Supplemental cash flow information

       Interest paid                                   $   -0-        $   -0-
                                                       -------        -------
       Taxes paid                                      $   800        $   800
                                                       -------        -------

                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    NINE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (Unaudited)



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


                                         JILCO INDUSTRIES, INC.


                                         By:  /s/ MARTHA J. KRETZMER
                                            ------------------------------------
                                            Martha J. Kretzmer
                                            President

                                         Date:    August 7, 1997