Form 10-Q
period 1992-10-31
JILCO INDUSTRIES INC
filed 1997-08-28
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

For Quarter Ended October 31, 1992                   Commission File No. 0-6649


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

                                 Not Applicable
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  [ ]                                    No  [X]

                          PART I. FINANCIAL INFORMATION


                             JILCO INDUSTRIES, INC.

                    BALANCE SHEET - OCTOBER 31, 1992 AND 1991

                                   (Unaudited)



                                     ASSETS

                                                                       1992       1991
                                                                   ---------    ---------

Current Assets:
       Cash                                                        $      77    $      21
                                                                   ---------    ---------

                                                                   $      77    $      21
                                                                   =========    =========




                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
       Note payable to shareholder (Note 3)                        $  49,250    $  48,250
       Accrued expenses                                            $  27,351    $  22,727
                                                                   =========    =========

Total current liabilities                                          $  76,601    $  70,977
                                                                   ---------    ---------


Shareholders' equity deficiency:
       Common stock, no par:
              1,500,000 shares authorized;
              449,991 shares issued and
              outstanding                                          $ 749,950    $ 749,950
Deficit                                                             (826,474)    (820,906)
                                                                   ---------    ---------
                    Total                                            (76,524)     (70,956)
                                                                   ---------    ---------

                                                                   $      77    $      21
                                                                   =========    =========


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          STATEMENT OF LOSS AND DEFICIT

                  THREE MONTHS ENDED OCTOBER 31, 1992 AND 1991

                                   (Unaudited)




                                                        1992             1991
                                                     ---------        ---------
Expenses:
       General and Administrative                    $   1,127        $   1,109
       State Franchise Tax                                 -0-              -0-
                                                     ---------        ---------

Net Loss                                             $  (1,127)       $  (1,109)

Deficit, beginning of year                           $(825,347)       $(819,797)
                                                     ---------        ---------

Deficit, end of period                               $ 826,474        $ 820,906
                                                     =========        =========

Loss per share (Note 2)                              $    0.00        $    0.00
                                                     =========        =========


                             JILCO INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                  THREE MONTHS ENDED OCTOBER 31, 1992 AND 1991

                                   (Unaudited)

                                                              1992        1991
                                                            --------    --------

Cash flows from operating activities:

       Net loss                                             $(1,127)    $(1,109)

       Increase (decrease) in accounts
       payable and accrued expenses                         $ 1,109     $  (165)
                                                            =======     =======

       Net cash used in operating activities                $   (18)    $(1,274)
                                                            =======     =======

Cash flows from financing activities

       Proceeds from notes payable
       to shareholder, net                                  $   -0-     $ 1,250
                                                            =======     =======

       Net cash provided by financing activities            $   -0-     $ 1,250
                                                            =======     =======

Net increase (decrease) in cash                             $   (18)    $   (24)
                                                            =======     =======

Cash -- beginning of period                                 $    95     $    45
                                                            -------     -------

Cash -- end of period                                       $    77     $    21
                                                            -------     -------


Supplemental cash flow information

       Interest paid                                        $   -0-     $   -0-
                                                            -------     -------
       Taxes paid                                           $   -0-     $   -0-
                                                            -------     -------


                        See Notes to Financial Statements

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED OCTOBER 31, 1992 AND 1991
                                   (Unaudited)

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


NOTE 2 - LOSS PER SHARE

All per share computations are based on 449,991 shares outstanding. There are no common stock equivalents.

NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholder consist of the following:


                      1996        1995         1994        1993          1992        1991        1990         1989
                    --------     --------     -------     -------      --------    --------    -------      -------

   Revolving note
   payable (A)      $40,000      $40,000      $40,000     $40,000      $40,000      $40,000     $40,000     $40,000

   Revolving note
   payable (B)        8,250        8,250        8,250       5,250        4,250        2,000       1,000         -0-

   Term note
   payable (C)        5,000        5,000        5,000       5,000        5,000        5,000       5,000       5,000
                   --------     --------     --------    --------     --------     --------    --------    --------

    TOTAL           $53,250      $53,250      $53,250     $50,250      $49,250      $47,000     $46,000     $45,000
                    -------      -------      -------     -------      -------      -------     -------     -------

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