Form 10KSB
period 1997-07-31
JILCO INDUSTRIES INC
filed 1997-10-28
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED
July 31, 1997                                              COMMISSION NO. 0-6649

                             JILCO INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

        California                                                95-207885
----------------------------                                  ------------------
(State or other jurisdiction                                   I.R.S. Employer
     of organization)                                         Identification No.

    P. O. Box 10539
Beverly Hills, California                                        90213
-------------------------                                      ---------
 (Address of principal                                         (Zip Code)
   executive offices)

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

                                Yes [X]      No  [ ]


As of July 31, 1997, there were 449,991 shares of common stock outstanding.

                                     PART I

ITEM 1. Business

     Registrant is not engaged in any business operations and has not been so engaged since 1968. (See Note 1 to the accompanying financial statements of Registrant.)

ITEM 2. Description of Property

     Registrant does not have an interest in any property.

ITEM 3. Legal Proceedings

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

     Market Information

        There is no public trading market for Registrant's common equity.

     Approximate Number of Equity Security Holders

                             Number of Record Holders
        Title of Class       As of July 31, 1997

        Common Stock         785

     Dividends

        Not applicable.

     Recent Sales of Unregistered Securities

        None.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

     Refer to the attached financial statements and accompanying notes.

ITEM 7. Financial Statements

     The financial statements of Registrant are attached hereto.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 9. Directors and Executive Officers of Registrant

                                              First        Common Shares
                      Principal               Elected      Owned Beneficially
Name                  Occupation     Age      Director     On July 31, 1997
----                  ----------     ---      --------     ------------------
Martha J. Kretzmer    President,      43      1991          -0-
                      Secretary and
                      Treasurer of
                      Registrant

ITEM 10. Executive Compensation

     No officer or director of Registrant receives any remuneration.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

                Name and Address of       Amount and Nature        Percent
Title of Class  Beneficial Owner          of Beneficial Owner      of Class
--------------  ----------------          -------------------      --------
Common Stock    Leonard M. Ross           400,955 shares           89.1%
                P.O. Box 10539
                Beverly Hills, California
                90213

ITEM 12. Certain Relationships and Related Transactions

     None.

ITEM 13. Exhibits and Reports on Form 8-K

     (a) The Registrant's financial statements are attached hereto. The Exhibits listed in the accompanying Exhibit Index on page 6 are filed as part of this Form 10-KSB.

     (b) No materially important events occurred during the fiscal year of Registrant that would require filing of Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            (Registrant) JILCO INDUSTRIES, INC.


                                            By:   /s/ MARTHA J. KRETZMER
                                                  ------------------------------
                                            Name: Martha J. Kretzmer
                                            Title: President
                                            Date:  October 10, 1997

                             JILCO INDUSTRIES, INC.

                          List of Financial Statements

The following financial statements of Jilco Industries, Inc. are included in
Item 8:

     Balance sheets -- Years ended July 31, 1997 and 1996.

     Statements of operations -- Years ended July 31, 1997, 1996 and 1995.

     Statements of cash flows -- Years ended July 31, 1997, 1996 and 1995.

     Notes to financial statements -- July 31, 1997.

                             JILCO INDUSTRIES, INC.
                                 BALANCE SHEETS
                                 AS OF JULY 31,
                                   (UNAUDITED)

                                     ASSETS

                                                   1997           1996
                                                ----------     ----------
ASSETS
Cash                                            $     976      $     370
Total assets                                    $     976      $     370
                                                ----------     ----------

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Accounts payable                               $      -0-     $      -0-
 Notes payable to shareholder (Note 3)              53,250         53,250
 Accrued expenses (Note 3)                          51,144         45,906
 Note payable (Note 4)                               5,000          1,000
 Total current liabilities                      $  109,394     $  100,156
                                                ----------     ----------
SHAREHOLDERS' DEFICIENCY
 Common stock, no par value
 1,500,000 shares authorized
 449,991 shares issued and
 outstanding                                       749,950        749,950
 Accumulated deficit                              (858,368)      (849,736)
                                                ----------     ----------
Total shareholders' deficiency                    (108,418)       (99,786)
                                                ----------     ----------

  TOTAL LIABILITIES AND
  SHAREHOLDERS' DEFICIENCY                      $      976     $      370
                                                ==========     ==========



         The accompanying notes are an integral part of these financial statements.

                             JILCO INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          FOR THE YEARS ENDED JULY 31,
                                   (UNAUDITED)


                           1997                1996              1995
                         ---------          ---------         ---------
EXPENSES
 Professional fees       $   2,500          $      43         $     -0-
 Fees and licenses              10                -0-                 5
 Interest expense
 (Note 3)                    5,238              5,008             5,070
 State franchise tax           800                800               800
 Sundry                         84                 82                73
                         ---------          ---------         ---------
 Total expenses              8,632              5,933             5,948
                         ---------          ---------         ---------

NET LOSS                    (8,632)            (5,933)           (5,948)

ACCUMULATED DEFICIT,
 BEGINNING OF YEAR        (849,736)          (843,803)         (837,855)
                         ---------          ---------         ---------

ACCUMULATED DEFICIT,
 END OF YEAR             $(858,368)         $(849,736)        $(843,803)
                         =========          =========         =========

NET LOSS PER SHARE
 (NOTE 2)                $   (0.02)         $   (0.01)        $   (0.01)
                         =========          =========         =========


         The accompanying notes are an integral part of these financial statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JULY 31,


                                         1997         1996          1995
                                       ---------    ---------     ---------
CASH FLOWS FROM
OPERATING ACTIVITIES

 Net loss                              $  (8,632)   $  (5,933)    $  (5,948)
 Increase (decrease) in Accounts
   payable and accrued expenses            5,238        5,008         5,070
                                       ---------    ---------     ---------
 Net cash used in operating activities    (3,394)        (925)         (878)
                                       ---------    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable to
   shareholder, net                        4,000        1,000          -0-
                                       ---------    ---------     ---------
 Net cash provided by
 financing activities                      4,000                      1,000
                                       ---------    ---------     ---------
NET INCREASE (DECREASE) IN CASH              606           75          (878)

CASH BEGINNING OF YEAR                       370          295         1,173
                                       ---------    ---------     ---------

CASH END OF YEAR                       $     976    $     370     $     295
                                       =========    =========     =========




         The accompanying notes are an integral part of these financial statements.

                             JILCO INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)



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


NOTE 2 - LOSS PER SHARE

All per share computations are based on 449,991 shares outstanding. There are no common stock equivalents.

NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholder consist of the following:


                   1997      1996      1995      1994      1993      1992      1991      1990     1989
                 -------   -------   -------   -------   -------   -------   -------   -------   -------
Revolving note
payable (A)      $40,000   $40,000   $40,000   $40,000   $40,000   $40,000   $40,000   $40,000   $40,000
Revolving note
payable (B)        8,250     8,250     8,250     8,250     5,250     4,250     2,000     1,000       -0-

Term note
payable (C)        5,000     5,000     5,000     5,000     5,000     5,000     5,000     5,000     5,000
                 -------   -------   -------   -------   -------   -------   -------   -------   -------

TOTAL            $53,250   $53,250   $53,250   $53,250   $50,250   $49,250   $47,000   $46,000   $45,000
                 -------   -------   -------   -------   -------   -------   -------   -------   -------

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

                                  EXHIBIT INDEX

No.     Description

3(1) Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(1) to the Company's 1989 Form 10-K).

3(2) By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the Company's 1989 Form 10-K).

10(1) Revolving Demand Note, dated November 10, 1996, between the Company and TRACO (incorporated by reference to Exhibit 10(1) to the Company's 1996 Form 10-K).

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

27      Financial Data Schedule