Form 10QSB
period 1997-10-31
JILCO INDUSTRIES INC
filed 1998-02-25
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                   FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 31, 1997.


Commission file number 0-6649


                             Jilco Industries, Inc.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        California                                          95-2075885
------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)

  P. O. Box 10539, Beverly Hills, California                  90213
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

                                 (310) 274-1986
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No.
                                                               ------    ------

449,991 shares of the issuer's common stock, no par value, are outstanding as of October 31, 1997.

Transitional Small Business Disclosure Format:
        Yes         No   X  .
           ------     ------

                         PART I. FINANCIAL INFORMATION
                             JILCO INDUSTRIES, INC.
               BALANCE SHEETS - OCTOBER 31, 1997 AND JULY 31, 1997
                                   (UNAUDITED)


                                     ASSETS

                                                                    October 31,        July 31,
                                                                       1997              1997
                                                                    ----------        ----------
CURRENT ASSETS
     Cash                                                           $    1,602        $      976
                                                                    ----------        ----------

                  TOTAL CURRENT ASSETS                              $    1,602        $      976
                                                                    ==========        ==========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Note payable to shareholder (Note 3)                           $   53,250        $   53,250
     Note payable (Note 4)                                              12,000             5,000
     Accrued expenses                                                   53,366            51,144
                                                                    ----------        ----------

         Total current liabilities                                     118,616           109,394
                                                                    ----------        ----------

SHAREHOLDERS' DEFICIT
     Common stock, no par value
         1,500,000 shares authorized
         449,991 shares issued and outstanding                         749,950           749,950
     Accumulated deficit                                              (866,964)         (858,368)
                                                                    ----------        ----------

              Total shareholders' deficit                             (117,014)         (108,418)
                                                                    ----------        ----------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $    1,602        $      976
                                                                    ==========        ==========



                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                         STATEMENTS OF LOSS AND DEFICIT
                  THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                  1997             1996
                                               ---------        ---------
EXPENSES
     General and administrative                $   7,796        $   1,310
     State franchise tax                             800              800
                                               ---------        ---------

         Total expenses                            8,596            2,110
                                               ---------        ---------

NET LOSS                                          (8,596)          (2,110)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD        (858,368)        (849,736)
                                               ---------        ---------

ACCUMULATED DEFICIT, END OF PERIOD             $(866,964)       $(851,846)
                                               =========        =========

LOSS PER SHARE (NOTE 2)                        $   (0.02)       $    0.00
                                               =========        =========


                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                1997             1996
                                                             ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $  (8,596)       $  (2,110)
     Increase in accounts payable and accrued expenses           2,222            1,292
                                                             ---------        ---------

         Net cash used in operating activities                  (6,374)            (818)
                                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                 7,000            1,000
                                                             ---------        ---------

         Net cash provided by financing activities               7,000            1,000
                                                             ---------        ---------

              Net increase in cash                                 626              182

CASH, BEGINNING OF PERIOD                                          976              370
                                                             ---------        ---------

CASH, END OF PERIOD                                          $   1,602        $     552
                                                             =========        =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                           $    --          $    --
                                                             =========        =========

     INCOME TAXES PAID                                       $    --          $     800
                                                             =========        =========


                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (UNAUDITED)


NOTE 1 - THE COMPANY

         Jilco Industries, Inc. (the "Company") has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. The expenses the Company has incurred represent those necessary to keep the Company in good standing in its state of residence.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.


NOTE 2 - LOSS PER SHARE

         All per share computations are based on 449,991 shares outstanding. There are no common stock equivalents.


NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

         Notes payable to shareholder consisted of the following:

                                                      October 31,        July 31,
                                                         1997             1997
                                                      ----------       ----------
Revolving note payable, interest accrues at 9%
    per annum.  Principal and accrued interest
    are due on demand                                 $   40,000       $   40,000
Revolving note payable, interest accrues at 11%
    per annum.  Principal and accrued interest
    are due on demand                                      8,250            8,250
Revolving note payable, interest accrues at 10%
    per annum.  Principal and accrued interest
    are due on demand                                 $    5,000       $    5,000
                                                      ----------       ----------

         TOTAL                                        $   53,250       $   53,250
                                                      ==========       ==========


NOTE 4 - NOTE PAYABLE

         The note payable is a revolving demand note due on demand. Interest accrues at 8% per annum and is payable on December 31 of each year.

                             JILCO INDUSTRIES, INC.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      Registrant has not conducted any business operations during the last five
(5) fiscal years, except that during the above fiscal years it has incurred expenses necessary to keep its good standing in its state of residence and to comply with the periodic reporting requirements of the Exchange Act.


                           PART II. OTHER INFORMATION


      None of Items 1 through 6 of Part II are applicable.



                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      JILCO INDUSTRIES, INC.


Date: February 24, 1998                                /s/ Martha J. Kretzmer
                                                      --------------------------
                                                      Martha J. Kretzmer,
                                                      President