Form 10QSB
period 1998-01-31
JILCO INDUSTRIES INC
filed 1998-02-25
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                   FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 1998.


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

                                 (310) 274-1986
                           (Issuer's telephone number)

                                 Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No .
                                                             ------     ------

449,991 shares of the issuer's common stock, no par value, are outstanding as of January 31, 1998.

Transitional Small Business Disclosure Format:
        Yes         No   X  .
           ------     ------

                         PART I. FINANCIAL INFORMATION
                             JILCO INDUSTRIES, INC.
               BALANCE SHEETS - JANUARY 31, 1998 AND JULY 31, 1997
                                   (UNAUDITED)



                                     ASSETS

                                                                    January 31,         July 31,
                                                                       1997              1997
                                                                    ----------        ----------
CURRENT ASSETS
     Cash                                                           $      290        $      976
                                                                    ----------        ----------

                  TOTAL CURRENT ASSETS                              $      290        $      976
                                                                    ==========        ==========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Note payable to shareholder (Note 3)                           $   53,250        $   53,250
     Note payable (Note 4)                                              22,000             5,000
     Accrued expenses                                                   54,958            51,144
                                                                    ----------        ----------

         Total current liabilities                                     130,208           109,394
                                                                    ----------        ----------

SHAREHOLDERS' DEFICIT
     Common stock, no par value
         1,500,000 shares authorized
         449,991 shares issued and outstanding                         749,950           749,950
     Accumulated deficit                                              (879,868)         (858,368)
                                                                    ----------        ----------

              Total shareholders' deficit                             (129,918)         (108,418)
                                                                    ----------        ----------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $      290        $      976
                                                                    ==========        ==========



                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                         STATEMENTS OF LOSS AND DEFICIT
                   SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
                                   (UNAUDITED)

                                                  1998             1997
                                               ---------        ---------
EXPENSES
     General and administrative                $  20,700        $   2,721
     State franchise tax                             800              800
                                               ---------        ---------

         Total expenses                           21,500            3,421
                                               ---------        ---------

NET LOSS                                         (21,500)          (3,421)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD        (858,368)        (849,736)
                                               ---------        ---------

ACCUMULATED DEFICIT, END OF PERIOD             $(879,868)       $(853,157)
                                               =========        =========

LOSS PER SHARE (NOTE 2)                        $   (0.05)       $   (0.01)
                                               =========        =========



                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                         STATEMENTS OF LOSS AND DEFICIT
                  THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                   (UNAUDITED)

                                         1998             1997
                                      ---------        ---------
EXPENSES
     General and administrative       $  12,904        $   1,311
     State franchise tax                   --               --
                                      ---------        ---------

         Total expenses                  12,904            1,311
                                      ---------        ---------

NET LOSS                              $ (12,904)          (1,311)
                                      =========        =========

LOSS PER SHARE (NOTE 2)               $   (0.03)       $    --
                                      =========        =========



                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
                                   (UNAUDITED)

                                                              January 31,         January 31,
                                                                 1998                1997
                                                             ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $    (21,500)       $     (3,421)
     Increase in accounts payable and accrued expenses              3,814               2,584
                                                             ------------        ------------

         Net cash used in operating activities                    (17,686)               (837)
                                                             ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                   17,000               1,000
                                                             ------------        ------------

         Net cash provided by financing activities                 17,000               1,000
                                                             ------------        ------------

              Net increase (decrease) in cash                        (686)                163

CASH, BEGINNING OF PERIOD                                             976                 370
                                                             ------------        ------------

CASH, END OF PERIOD                                          $        290        $        533
                                                             ============        ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                           $       --          $       --
                                                             ============        ============

     INCOME TAXES PAID                                       $       --          $        800
                                                             ============        ============



                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
                                   (UNAUDITED)


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


NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

         Notes payable to shareholder consisted of the following:

                                                                 January 31,    July 31,
                                                                    1998          1997
                                                                ------------  ------------
          Revolving note payable, interest accrues at 9%
              per annum.  Principal and accrued interest
              are due on demand                                 $     40,000  $     40,000
          Revolving note payable, interest accrues at 11%
              per annum.  Principal and accrued interest
              are due on demand                                        8,250         8,250
          Revolving note payable, interest accrues at 10%
              per annum.  Principal and accrued interest
              are due on demand                                 $      5,000  $      5,000
                                                                ------------  ------------

                   TOTAL                                        $     53,250  $     53,250
                                                                ============  ============



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