Form 10QSB
period 1998-04-30
JILCO INDUSTRIES INC
filed 1998-06-08
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                   FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 1998.


Commission file number 0-6649


                             Jilco Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        California                                      95-2075885
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  P. O. Box 10539, Beverly Hills, California                       90213
--------------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

                                 (310) 274-1986
                           (Issuer's telephone number)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X     No____.

449,991 shares of the issuer's common stock, no par value, are outstanding as of April 30, 1998.

Transitional Small Business Disclosure Format:

        Yes_____         No  X .

                         PART I. FINANCIAL INFORMATION
                             JILCO INDUSTRIES, INC.
                BALANCE SHEETS - APRIL 30, 1998 AND JULY 31, 1997
                                   (UNAUDITED)



                                     ASSETS

                                                              April 30,     July 31,
                                                                1998          1997
                                                              ---------    ---------
CURRENT ASSETS
    Cash                                                      $     403    $     976
                                                              ---------    ---------

               TOTAL CURRENT ASSETS                           $     403    $     976
                                                              =========    =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Notes payable to shareholder (Note 3)                     $  53,250    $  53,250
    Note payable (Note 4)                                        43,000        5,000
    Accrued interest                                             56,060       51,144
    Other accrued expenses                                          800           --
                                                              ---------    ---------

        Total current liabilities                               153,110      109,394
                                                              ---------    ---------

SHAREHOLDERS' DEFICIT
    Common stock, no par value
        1,500,000 shares authorized
        449,991 shares issued and outstanding                   749,950      749,950
    Accumulated deficit                                        (902,657)    (858,368)
                                                              ---------    ---------

           Total shareholders' deficit                         (152,707)    (108,418)
                                                              ---------    ---------

               TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT    $     403    $     976
                                                              =========    =========

                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                         STATEMENTS OF LOSS AND DEFICIT
                    NINE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)


                                              1998         1997
                                           ---------    ---------
EXPENSES
    General and administrative             $  43,489    $   6,462
    State franchise tax                          800          800
                                           ---------    ---------

        Total expenses                        44,289        7,262
                                           ---------    ---------

NET LOSS                                     (44,289)      (7,262)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD    (858,368)    (849,736)
                                           ---------    ---------

ACCUMULATED DEFICIT, END OF PERIOD         $(902,657)   $(856,998)
                                           =========    =========

BASIC LOSS PER SHARE (NOTE 2)              $   (0.10)   $   (0.01)
                                           =========    =========

DILUTED LOSS PER SHARE (NOTE 2)            $   (0.10)   $   (0.01)
                                           =========    =========


                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                         STATEMENTS OF LOSS AND DEFICIT
                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)

                                    1998         1997
                                  --------    --------
EXPENSES
    General and administrative    $ 22,789    $  3,841
    State franchise tax                 --          --

        Total expenses              22,789       3,841
                                  --------    --------

NET LOSS                          $(22,789)     (3,841)
                                  ========    ========

BASIC LOSS PER SHARE (NOTE 2)     $  (0.05)   $  (0.01)
                                  ========    ========

DILUTED LOSS PER SHARE (NOTE 2)   $  (0.05)   $  (0.01)
                                  ========    ========


                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)


                                                    April 30,   April 30,
                                                      1998        1997
                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $(44,289)   $ (7,262)
    Increase in accrued interest                       4,916       3,886
    Increase in other accrued expenses                   800          --
                                                    --------    --------

        Net cash used in operating activities        (38,573)     (3,376)
                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                       38,000       4,000
                                                    --------    --------

        Net cash provided by financing activities     38,000       4,000
                                                    --------    --------

           Net increase (decrease) in cash              (573)        624

CASH, BEGINNING OF PERIOD                                976         370
                                                    --------    --------

CASH, END OF PERIOD                                 $    403    $    994
                                                    ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                   $     --    $     --
                                                    ========    ========

    INCOME TAXES PAID                               $     --    $    800
                                                    ========    ========

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)


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


NOTE 2 - LOSS PER SHARE

        The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." All per share computations are based on 449,991 shares outstanding. There are no common stock equivalents.


NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

        Notes payable to shareholder consisted of the following:

                                                                   April 30,     April 30,
                                                                      1998          1997
                                                                    -------      -------
               Revolving note payable, interest accrues at 9%
                  per annum.  Principal and accrued interest
                  are due on demand.                                $40,000      $40,000
               Revolving note payable, interest accrues at 11%
                  per annum.  Principal and accrued interest
                  are due on demand.                                  8,250        8,250
               Revolving note payable, interest accrues at 10%
                  per annum.  Principal and accrued interest
                  are due on demand.                                $ 5,000      $ 5,000
                                                                    -------      -------

                      TOTAL                                         $53,250      $53,250
                                                                    =======      =======


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


                           PART II. OTHER INFORMATION

      None of Items 1 through 5 of Part II are applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit No.   Description
           -----------   -----------

           27            Financial Data Schedule

      (b)  No reports on Form 8-K were filed during the quarter.



                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            JILCO INDUSTRIES, INC.


Date: June 8, 1998                          /s/ MARTHA J. KRETZMER
                                            ------------------------------------
                                            Martha J. Kretzmer,
                                            President