Form 10KSB
period 1998-07-31
JILCO INDUSTRIES INC
filed 1998-10-27
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED
July 31, 1998                                              COMMISSION NO. 0-6649

                             JILCO INDUSTRIES, INC.
             (exact name of registrant as specified in its charter)

     California                                                95-207885
----------------------------                               ---------------
(State or other jurisdiction                               I.R.S. Employer
of organization)                                           Identification No.

P. O. Box 10539
Beverly Hills, California                                        90213
-------------------------                                        -----
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

                           Yes   [X]          No   [ ]


As of July 31, 1998, there were 449,991 shares of common stock outstanding.

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

        Approximate Number of Equity Security Holders

                                             Number of Record Holders
               Title of Class                As of July 31, 1998
               --------------                -------------------
               Common Stock                       785

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

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

ITEM 9. Directors and Executive Officers of Registrant

                                                  First          Common Shares
                      Principal                   Elected        Owned Beneficially
Name                  Occupation        Age       Director       On July 31, 1998
----                  ----------        ---       --------       ----------------
Martha J. Kretzmer    President,        44        1991           -0-
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


                                     (Registrant) JILCO INDUSTRIES, INC.


                                                   By:    /S/ Martha Kretzmer
                                                        ------------------------
                                                   Name: Martha Kretzmer
                                                   Title: President
                                                   Date:  October 27, 1998

                             JILCO INDUSTRIES, INC.

                          List of Financial Statements

        The following financial statements of Jilco Industries, Inc. are included in Item 7:

               Balance sheets -- Years ended July 31, 1998 and 1997.

               Statements of loss and deficit -- Years ended July 31, 1998, 1997, and 1996.

               Statements of cash flows -- Years ended July 31, 1998, 1997, and 1996.

               Notes to financial statements -- July 31, 1998.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Jilco Industries, Inc.
Beverly Hills, California


We have compiled the accompanying balance sheets of Jilco Industries, Inc. (a corporation) as of July 31, 1998 and 1997, and the related statements of loss and deficit and cash flows for each of the two years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
September 15, 1998

                         PART I . FINANCIAL INFORMATION
                             JILCO INDUSTRIES, INC.
                     BALANCE SHEETS - JULY 31, 1998 AND 1997
                                   (UNAUDITED)



                                     ASSETS

                                                                                      1998               1997
                                                                                ---------------    ----------------
CURRENT ASSETS
     Cash                                                                       $         2,049    $            976
                                                                                ---------------    ----------------


                  TOTAL CURRENT ASSETS                                          $         2,049    $            976
                                                                                ===============    ================


                                LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable to shareholder                                               $        53,250    $         53,250
     Note payable                                                                        48,000               5,000
     Accrued interest                                                                    58,222              51,144
     Other accrued expenses                                                                 800                   -
                                                                                ---------------    ----------------

         Total current liabilities                                                      160,272             109,394
                                                                                ---------------    ----------------

SHAREHOLDERS' DEFICIT
     Common stock, no par value
         1,500,000 shares authorized
         449,991 shares issued and outstanding                                          749,950             749,950
     Accumulated deficit                                                               (908,173)           (858,368)
                                                                                ---------------    ----------------

              Total shareholders' deficit                                              (158,223)           (108,418)
                                                                                ---------------    ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $         2,049    $            976
                                                                                ===============    ================




      See Accompanying Report of Independent Certified Public Accountants.
                       See Notes to Financial Statements.
                                        7

                             JILCO INDUSTRIES, INC.
                         STATEMENTS OF LOSS AND DEFICIT
                    YEARS ENDED JULY 31, 1998, 1997, AND 1996
                                   (UNAUDITED)


                                                                      1998              1997             1996
                                                                ----------------  ---------------  ----------------

EXPENSES
     Professional fees                                          $         28,607  $         2,500  $             43
     Fees and licenses                                                        90               10                 -
     Printer fees                                                         13,146                -                 -
     Interest expense                                                      7,078            5,238             5,008
     Sundry                                                                   84               84                82
                                                                ----------------  ---------------  ----------------

         Total expenses                                                   49,005            7,832             5,133
                                                                ----------------  ---------------  ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                   (49,005)          (7,832)           (5,133)

PROVISION FOR INCOME TAXES                                                   800              800               800
                                                                ----------------  ---------------  ----------------

NET LOSS                                                                 (49,805)          (8,632)           (5,933)

ACCUMULATED DEFICIT, BEGINNING OF YEAR                                  (858,368)        (849,736)         (843,803)
                                                                ----------------  ---------------  ----------------

ACCUMULATED DEFICIT, END OF YEAR                                $       (908,173) $      (858,368) $       (849,736)
                                                                ================  ===============  ================

BASIC LOSS PER SHARE                                            $          (0.11) $         (0.02) $          (0.01)
                                                                ================  ===============  ================

DILUTED LOSS PER SHARE                                          $          (0.11) $         (0.02) $          (0.01)
                                                                ================  ===============  ================

WEIGHTED-AVERAGE SHARES OUTSTANDING                                      449,991          449,991           449,991
                                                                ================  ===============  ================




      See Accompanying Report of Independent Certified Public Accountants.
                       See Notes to Financial Statements.
                                        8

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JULY 31, 1998, 1997, AND 1996
                                   (UNAUDITED)


                                                                      1998              1997             1996
                                                                ----------------  ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $        (49,805) $        (8,632) $         (5,933)
     Increase in accrued interest                                          7,078            5,238             5,008
     Increase in other accrued expenses                                      800                -                 -
                                                                ----------------  ---------------  ----------------

         Net cash used in operating activities                           (41,927)          (3,394)             (925)
                                                                ----------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                          43,000            4,000             1,000
                                                                ----------------  ---------------  ----------------

         Net cash provided by financing activities                        43,000            4,000             1,000
                                                                ----------------  ---------------  ----------------

              Net increase in cash                                         1,073              606                75

CASH, BEGINNING OF YEAR                                                      976              370               295
                                                                ----------------  ---------------  ----------------

CASH, END OF YEAR                                               $          2,049  $           976  $            370
                                                                ================  ===============  ================



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                              $              -  $             -  $              -
                                                                ================  ===============  ================


     INCOME TAXES PAID                                          $              -  $           800  $            800
                                                                ================  ===============  ================





      See Accompanying Report of Independent Certified Public Accountants.
                       See Notes to Financial Statements.
                                        9

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            YEAR ENDED JULY 31, 1998
                                   (UNAUDITED)



NOTE 1 - THE COMPANY

         Jilco Industries, Inc. (the "Company") has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. The expenses the Company has incurred represent those necessary to keep the Company in good standing in its state of residence.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         For certain of the Company's financial instruments including cash and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown as notes payable also approximate fair value because current interest rates and terms offered to the Company for notes payable of similar maturities are substantially the same.

         CASH AND CASH EQUIVALENTS
         For purpose of reporting cash flows, the Company includes cash on deposit, cash on hand, and financial instruments purchased with an original maturity of three months or less to be cash equivalents.

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect, if any, on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have an effect on the Company's financial statements.



      See Accompanying Report of Independent Certified Public Accountants.
                                        10

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            YEAR ENDED JULY 31, 1998
                                   (UNAUDITED)


NOTE 1 - THE COMPANY (CONTINUED)

         INCOME TAXES
         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.


NOTE 2 - LOSS PER SHARE

         The Company calculates basic loss per share using the weighted-average number of shares outstanding for the period. Diluted loss per share includes both the weighted-average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company had no common share equivalents outstanding during any periods presented, basic and diluted loss per share are the same.


NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

         Notes payable to shareholder at July 31 consisted of the following:



                                                                                      1998               1997
                                                                                ---------------    ----------------

                  Revolving note payable, interest accrues at 9%
                      per annum.  Principal and accrued interest
                      are due on demand.                                        $        40,000    $         40,000
                  Revolving note payable, interest accrues at 11%
                      per annum.  Principal and accrued interest
                      are due on demand.                                                  8,250               8,250
                  Revolving note payable, interest accrues at 10%
                      per annum.  Principal and accrued interest
                      are due on demand.                                                  5,000               5,000
                                                                                ---------------    ----------------

                           TOTAL                                                $        53,250    $         53,250
                                                                                ===============    ================






      See Accompanying Report of Independent Certified Public Accountants.
                                        11

NOTE 4 - NOTE PAYABLE

         The note payable is due on demand. Interest accrues at 8% per annum and is payable on December 31 of each year.


NOTE 5 - INCOME TAXES

         For the years ended July 31, 1998 and 1997, the Company did not provide a provision for income taxes due to the net loss incurred. At July 31, 1998, the Company has approximately $90,449 and $30,081 in net operating loss carryforwards for federal and state income tax purposes, respectively, that begin to expire in 1999. The components of the Company's deferred tax assets and liabilities for income taxes consist of a deferred tax asset relating to the net operating loss carryforwards of approximately $33,460 and $15,750 for the years ended July 31, 1998 and 1997, respectively. The other components of the Company's deferred tax assets and liabilities are immaterial. The Company has established a valuation allowance of approximately $32,539 and $15,544 for the years ended July 31, 1998 and 1997, respectively, to fully offset its deferred tax assets as the Company does not believe the recoverability of these deferred tax assets is more likely than not. The valuation allowance increased by $16,995 and $1,278 during the years ended July 31, 1998 and 1997, respectively.










      See Accompanying Report of Independent Certified Public Accountants.

                                  EXHIBIT INDEX


No.            Description
---            -----------
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