Form 10QSB
period 1998-10-30
JILCO INDUSTRIES INC
filed 1998-12-10
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------

                                   FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 31, 1998.


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


                                 (310) 274-1986
                         ------------------------------
                           (Issuer's telephone number)


                                 Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X   No   .
                                                               ---    ---

449,991 shares of the issuer's common stock, no par value, are outstanding as of October 31, 1998.


Transitional Small Business Disclosure Format:

         Yes               No  X  .
            ---               ---

                         PART I . FINANCIAL INFORMATION
                             JILCO INDUSTRIES, INC.
               BALANCE SHEETS - OCTOBER 31, 1998 AND JULY 31, 1998
                                   (UNAUDITED)



                                     ASSETS

                                                                    October 31,           July 31,
                                                                       1998                1998
                                                                   ------------          ---------
CURRENT ASSETS
     Cash                                                          $      1,810          $   2,049
                                                                   ------------          ---------

                  TOTAL CURRENT ASSETS                             $      1,810          $   2,049
                                                                   ============          =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable to shareholder                                  $     53,250          $  53,250
     Note payable                                                        50,000             48,000
     Accrued interest                                                    60,454             58,222
     Other accrued expenses                                               1,600                800
                                                                   ------------          ---------

         Total current liabilities                                      165,304            160,272
                                                                   ------------          ---------

SHAREHOLDERS' DEFICIT
     Common stock, no par value
         1,500,000 shares authorized
         449,991 shares issued and outstanding                          749,950            749,950
     Accumulated deficit                                               (913,444)          (908,173)
                                                                   ------------          ---------

              Total shareholders' deficit                              (163,494)          (158,223)
                                                                   ------------          ---------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT      $      1,810          $   2,049
                                                                   ============          =========


                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                         STATEMENTS OF LOSS AND DEFICIT
                  THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)



                                                           1998               1997
                                                     ---------------    ----------------
EXPENSES
     Professional fees                               $         2,212    $          6,356
     Interest expense                                          2,232               1,422
     Sundry                                                       27                  18
                                                     ---------------    ----------------

         Total expenses                                        4,471               7,796
                                                     ---------------    ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                        (4,471)             (7,796)

PROVISION FOR INCOME TAXES                                       800                 800
                                                     ---------------    ----------------

NET LOSS                                                      (5,271)             (8,596)

ACCUMULATED DEFICIT, BEGINNING OF YEAR                      (908,173)           (858,368)
                                                     ---------------    ----------------

ACCUMULATED DEFICIT, END OF YEAR                     $      (913,444)   $       (866,964)
                                                     ===============    ================

BASIC LOSS PER SHARE                                 $         (0.01)    $         (0.02)
                                                     ===============     ===============

DILUTED LOSS PER SHARE                               $        (0.01)   $           (0.02)
                                                     ===============    ================

WEIGHTED-AVERAGE SHARES OUTSTANDING                          449,991             449,991
                                                     ===============    ================


                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                 1998             1997
                                                           ---------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                              $        (5,271)   $     (8,596)
     Increase in accrued interest                                    2,232           1,422
     Increase in other accrued expenses                                800             800
                                                           ---------------    ------------

         Net cash used in operating activities                      (2,239)         (6,374)
                                                           ---------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                     2,000           7,000
                                                           ---------------    ------------

         Net cash provided by financing activities                   2,000           7,000
                                                           ---------------    ------------

              Net increase (decrease) in cash                         (239)            626

CASH, BEGINNING OF YEAR                                              2,049             976
                                                           ---------------    ------------

CASH, END OF YEAR                                          $         1,810    $      1,602
                                                           ===============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                         $             -    $          -
                                                           ===============    ============

     INCOME TAXES PAID                                     $             -    $          -
                                                           ===============    ============



                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)

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

         INTERIM FINANCIAL INFORMATION
         The interim financial statements reflect all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the three months ended October 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the entire year ending July 31, 1999, or any other future periods.

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

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)


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


NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

         Notes payable to shareholder at October 31 consisted of the following:


                                                                               1998               1997
                                                                         ---------------    ---------------

           Revolving note payable, interest accrues at 9%
               per annum.  Principal and accrued interest
               are due on demand.                                        $        40,000    $        40,000
           Revolving note payable, interest accrues at 11%
               per annum.  Principal and accrued interest
               are due on demand.                                                  8,250              8,250
           Revolving note payable, interest accrues at 10%
               per annum.  Principal and accrued interest
               are due on demand.                                                  5,000              5,000
                                                                         ---------------    ---------------

                    TOTAL                                                $        53,250    $        53,250
                                                                         ===============    ===============


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


                           PART II. OTHER INFORMATION


       None of Items 1 through 5 of Part II are applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No.         Description
               -----------         -----------------------
                   27              Financial Data Schedule

          (b) No materially important events occurred during the last quarterly period that would require the filing of Form 8-K.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                JILCO INDUSTRIES, INC.


Date:  December 10, 1998                        /S/ MARTHA J. KRETZMER
                                                -----------------------------
                                                    Martha J. Kretzmer,
                                                    President