Form 10QSB
period 1999-01-31
JILCO INDUSTRIES INC
filed 1999-03-15
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                              -------------------



                                  FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 1999.


Commission file number 0-6649


                             JILCO INDUSTRIES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



          CALIFORNIA                                  95-2075885
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


P.O. BOX 10539, BEVERLY HILLS, CALIFORNIA                     90213
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (310) 274-1986
                      ------------------------------------
                          (Issuer's telephone number)


                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]     No  [ ]


449,991 shares of the issuer's common stock, no par value, are outstanding as of January 31, 1999.


Transitional Small Business Disclosure Format:

                              Yes  [ ]     No  [X]

                         PART I. FINANCIAL INFORMATION


                                                          JILCO INDUSTRIES, INC.
                                                                  BALANCE SHEETS
                      JULY 31, 1998 (UNAUDITED) AND JANUARY 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


                                     ASSETS

                                                                January 31,       July 31,
                                                                    1999            1998
                                                                 ---------       ---------
CURRENT ASSETS
    Cash and cash equivalents                                    $   1,121       $   2,049
                                                                 ---------       ---------

               TOTAL CURRENT ASSETS                              $   1,121       $   2,049
                                                                 =========       =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Note payable to shareholder                                  $  53,250       $  53,250
    Note payable                                                    55,500          48,000
    Accrued interest                                                62,761          58,222
    Other accrued expenses                                             800             800
                                                                 ---------       ---------

        Total current liabilities                                  172,311         160,272
                                                                 ---------       ---------

SHAREHOLDERS' DEFICIT
    Common stock, no par value
        1,500,000 shares authorized
        449,991 shares issued and outstanding                      749,950         749,950
    Accumulated deficit                                           (921,140)       (908,173)
                                                                 ---------       ---------

           Total shareholders' deficit                            (171,190)       (158,223)
                                                                 ---------       ---------

               TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $   1,121       $   2,049
                                                                 =========       =========




   The accompanying notes are an integral part of these financial statements.

                                                          JILCO INDUSTRIES, INC.
                                  STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
        FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------


                                         Three Months Ended           Six Months Ended
                                             January 31,                 January 31,
                                      -----------------------     -----------------------
                                         1999          1998          1999          1998
                                      ---------     ---------     ---------     ---------
OPERATING EXPENSES
  Professional fees                   $   1,963     $     397     $   4,175     $   6,753
  Printer fees                            2,427        10,894         2,427        10,894
  Sundry                                     27            21            54            39
                                      ---------     ---------     ---------     ---------

    Total operating expenses              4,417        11,312         6,656        17,686
                                      ---------     ---------     ---------     ---------

LOSS FROM OPERATIONS                     (4,417)      (11,312)       (6,656)      (17,686)

OTHER EXPENSE
  Interest expense                       (2,307)       (1,592)       (4,539)       (3,014)
                                      ---------     ---------     ---------     ---------

LOSS BEFORE PROVISION FOR INCOME
  TAXES                                  (6,724)      (12,904)      (11,195)      (20,700)

PROVISION FOR INCOME TAXES                  972          --           1,772           800
                                      ---------     ---------     ---------     ---------

NET LOSS                                 (7,696)      (12,904)      (12,967)      (21,500)

ACCUMULATED DEFICIT, BEGINNING OF
  PERIOD                               (913,444)     (866,964)     (908,173)     (858,368)
                                      ---------     ---------     ---------     ---------

ACCUMULATED DEFICIT, END OF PERIOD    $(921,140)    $(879,868)    $(921,140)    $(879,868)
                                      =========     =========     =========     =========

BASIC LOSS PER SHARE                  $   (0.02)    $   (0.03)    $   (0.03)    $   (0.05)
                                      =========     =========     =========     =========

DILUTED LOSS PER SHARE                $   (0.02)    $   (0.03)    $   (0.03)    $   (0.05)
                                      =========     =========     =========     =========

WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING                           449,991       449,991       449,991       449,991
                                      =========     =========     =========     =========




   The accompanying notes are an integral part of these financial statements.

                                                          JILCO INDUSTRIES, INC.
                                                        STATEMENTS OF CASH FLOWS
        FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------


                                                       Three Months Ended         Six Months Ended
                                                            January 31,               January 31,
                                                     ---------------------     ---------------------
                                                       1999         1998         1999         1998
                                                     --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (7,696)    $(12,904)    $(12,967)    $(21,500)
  Increase (decrease) in
    Accrued interest                                    2,307        1,592        4,539        3,814
    Other accrued expenses                               (800)        --           --           --
                                                     --------     --------     --------     --------
Net cash used in operating activities                  (6,189)     (11,312)      (8,428)     (17,686)
                                                     --------     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                           5,500       10,000        7,500       17,000
                                                     --------     --------     --------     --------

Net cash provided by financing
  activities                                            5,500       10,000        7,500       17,000
                                                     --------     --------     --------     --------

Net decrease in cash and cash
  equivalents                                            (689)      (1,312)        (928)        (686)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                   1,810        1,602        2,049          976
                                                     --------     --------     --------     --------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                             $  1,121     $    290     $  1,121     $    290
                                                     ========     ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  INTEREST PAID                                      $   --       $   --       $   --       $   --
                                                     ========     ========     ========     ========

  INCOME TAXES PAID                                  $   --       $   --       $   --       $   --
                                                     ========     ========     ========     ========




   The accompanying notes are an integral part of these financial statements.

                                                          JILCO INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                      JULY 31, 1998 (UNAUDITED) AND JANUARY 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


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

        Interim Financial Information
        The interim financial statements reflect all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended January 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the entire year ending July 31, 1999, or any other future periods.

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

                                                          JILCO INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                      JULY 31, 1998 (UNAUDITED) AND JANUARY 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


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


NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

        Notes payable to shareholder consisted of the following:

                                                                  January 31,    July 31,
                                                                      1999         1998
                                                                    -------      -------
               Revolving note payable, interest accrues at 9%
                  per annum.  Principal and accrued interest
                  are due on demand                                 $40,000      $40,000
               Revolving note payable, interest accrues at 11%
                  per annum.  Principal and accrued interest
                  are due on demand                                   8,250        8,250
               Revolving note payable, interest accrues at 10%
                  per annum.  Principal and accrued interest
                  are due on demand                                   5,000        5,000
                                                                    -------      -------

                      TOTAL                                         $53,250      $53,250
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



                          PART II.  OTHER INFORMATION

     None of Items 1 through 5 of Part II are applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No.       Description
               -----------       -----------

               27                Financial Data Schedule

          (b)  Reports on Form 8-K

               No materially important events occurred during the quarterly period that would require filing of Form 8-K.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 JILCO INDUSTRIES, INC.


Date:   March 12, 1999                           /s/ MARTHA J. KRETZMER
                                                 ---------------------------
                                                 Martha J. Kretzmer,
                                                 President