Form 10QSB
period 1999-04-30
JILCO INDUSTRIES INC
filed 1999-06-11
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         -------------------------------


                                   FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 1999.


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

                                 (310) 274-1986
------------------------------------------------------------------------------
                           (Issuer's telephone number)

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
                                                               ---    ---
449,991 shares of the issuer's common stock, no par value, are outstanding as of April 30, 1999.

Transitional Small Business Disclosure Format:
         Yes          No   X  .
             ---          ---

ITEM 1.

                                                          JILCO INDUSTRIES, INC.
                                                                  BALANCE SHEETS
                        JULY 31, 1998 (UNAUDITED) AND APRIL 30, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


                                     ASSETS

                                                                                    April 30,          July 31,
                                                                                      1999               1998
                                                                                ---------------    ----------------

CURRENT ASSETS
     Cash and cash equivalents                                                  $         1,864    $          2,049
                                                                                ---------------    ----------------

                  TOTAL CURRENT ASSETS                                          $         1,864    $          2,049
                                                                                ===============    ================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Note payable to shareholder                                                $        53,250    $         53,250
     Note payable                                                                        57,500              48,000
     Accrued interest                                                                    65,143              58,222
     Other accrued expenses                                                                 800                 800
                                                                                ---------------    ----------------

         Total current liabilities                                                      176,693             160,272
                                                                                ---------------    ----------------

SHAREHOLDERS' DEFICIT
     Common stock, no par value
         1,500,000 shares authorized
         449,991 shares issued and outstanding                                          749,950             749,950
     Accumulated deficit                                                               (924,779)           (908,173)
                                                                                ---------------    ----------------

              Total shareholders' deficit                                              (174,829)           (158,223)
                                                                                ---------------    ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $         1,864    $          2,049
                                                                                ===============    ================



   The accompanying notes are an integral part of these financial statements.

                                                         JILCO INDUSTRIES, INC.
                                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
        FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)

-------------------------------------------------------------------------------


                                                      Three Months Ended                 Nine Months Ended
                                                           April 30,                          April 30,
                                               ---------------------------------  ---------------------------------
                                                     1999             1998              1999             1998
                                               ---------------  ----------------  ---------------  ----------------

OPERATING EXPENSES
   Professional fees                           $             -  $         19,240  $         4,175  $         25,993
   Printer fees                                          1,220             1,538            3,647            12,432
   Sundry                                                   37               107               91               146
                                               ---------------  ---------------   ---------------  ----------------

     Total operating expenses                            1,257            20,885            7,913            38,571
                                               ---------------  ----------------  ---------------  ----------------

LOSS FROM OPERATIONS                                    (1,257)          (20,885)          (7,913)          (38,571)

OTHER EXPENSE
   Interest expense                                     (2,382)           (1,904)          (6,921)           (4,918)
                                               ---------------  ----------------  ---------------  ----------------

LOSS BEFORE PROVISION FOR INCOME
   TAXES                                                (3,639)          (22,789)         (14,834)          (43,489)

PROVISION FOR INCOME TAXES                                   -                 -            1,772               800
                                               ---------------  ----------------  ---------------  ----------------

NET LOSS                                                (3,639)          (22,789)         (16,606)          (44,289)

ACCUMULATED DEFICIT, BEGINNING OF
   PERIOD                                             (921,140)         (879,868)        (908,173)         (858,368)
                                               ---------------  ----------------  ---------------   ---------------

ACCUMULATED DEFICIT, END OF PERIOD             $      (924,779) $       (902,657) $      (924,779)  $      (902,657)
                                               ===============  ================  ===============   ===============

BASIC LOSS PER SHARE                           $         (0.01) $          (0.03) $         (0.04) $          (0.10)
                                               ===============  ================  ===============  ================

DILUTED LOSS PER SHARE                         $         (0.01) $          (0.03) $         (0.04) $          (0.10)
                                               ===============  ================  ===============  ================

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                         449,991           449,991          449,991           449,991
                                               ===============  ================  ===============  ================



   The accompanying notes are an integral part of these financial statements.

                                                         JILCO INDUSTRIES, INC.
                                                       STATEMENTS OF CASH FLOWS
        FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)

-------------------------------------------------------------------------------

                                                      Three Months Ended                   Nine Months Ended
                                                           April 30,                            April 30,
                                               ---------------------------------  ---------------------------------
                                                     1999             1998              1999              1998
                                               ---------------  ----------------  ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                    $        (3,639) $        (22,789) $       (16,606) $        (44,289)
   Increase (decrease) in
     Accrued interest                                    2,382             1,904            6,921             4,918
     Other accrued expenses                                  -                 -                -               800
                                               ---------------  ----------------  ---------------  ----------------

Net cash used in operating activities                   (1,257)          (20,885)          (9,685)          (38,571)
                                               ---------------  ----------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                           2,000            21,000            9,500            38,000
                                               ---------------  ----------------  ---------------  ----------------

Net cash provided by financing
   activities                                            2,000            21,000            9,500            38,000
                                               ---------------  ----------------  ---------------  ----------------

Net increase (decrease) in cash and
   cash equivalents                                        743               115             (185)             (571)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                   1,121               290            2,049               976
                                               ---------------  ----------------  ---------------  ----------------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                      $         1,864  $            405  $         1,864  $            405
                                               ===============  ================  ===============  ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                               $             -  $              -  $             -  $              -
                                               ===============  ================  ===============  ================

   INCOME TAXES PAID                           $             -  $              -  $             -  $              -
                                               ===============  ================  ===============  ================



   The accompanying notes are an integral part of these financial statements.

                                                         JILCO INDUSTRIES, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                       JULY 31, 1998 (UNAUDITED) AND APRIL 30, 1999 (UNAUDITED)

-------------------------------------------------------------------------------


NOTE 1 - THE COMPANY

         Jilco Industries, Inc. (the "Company") has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. The expenses the Company has incurred represent those necessary to keep the Company in good standing in its state of residence.

         Fair Value of Financial Instruments
         -----------------------------------

         For certain of the Company's financial instruments including cash and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown as notes payable also approximate fair value because current interest rates and terms offered to the Company for notes payable of similar maturities are substantially the same.

         Cash and Cash Equivalents
         -------------------------

         For the purpose of reporting cash flows, the Company includes cash on deposit, cash on hand, and financial instruments purchased with an original maturity of three months or less to be cash equivalents.

         Interim Financial Information
         -----------------------------

         The interim financial statements reflect all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for such periods. The results of operations for the nine months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending July 31, 1999, or any other future periods.

         Estimates
         ---------

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

         Income Taxes
         ------------

         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                                         JILCO INDUSTRIES, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                       JULY 31, 1998 (UNAUDITED) AND APRIL 30, 1999 (UNAUDITED)

-------------------------------------------------------------------------------


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


NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

         Notes payable to shareholder consisted of the following:

                                                                                    April 30,          July 31,
                                                                                      1999               1998
                                                                                ---------------    ----------------

                  Revolving note payable, interest accrues at 9%
                      per annum.  Principal and accrued interest
                      are due on demand.                                        $        40,000    $         40,000
                  Revolving note payable, interest accrues at 11%
                      per annum.  Principal and accrued interest
                      are due on demand.                                                  8,250               8,250
                  Revolving note payable, interest accrues at 10%
                      per annum.  Principal and accrued interest
                      are due on demand.                                                  5,000               5,000
                                                                                ---------------    ----------------

                           TOTAL                                                $        53,250    $         53,250
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


                                                JILCO INDUSTRIES, INC.


Date:   June 11, 1999                           /s/ Martha J. Kretzmer
                                                ---------------------------
                                                Martha J. Kretzmer,
                                                President