Form 10KSB
period 1999-07-31
JILCO INDUSTRIES INC
filed 1999-11-15
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED
July 31, 1999                                             COMMISSION NO. 0-6649



                             JILCO INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)



         California                                               95-207885
----------------------------                                 ------------------
(State or other jurisdiction                                  I.R.S. Employer
      of organization)                                       Identification No.


    P. O. Box 10539
Beverly Hills, California                                          90213
--------------------------                                    -----------------
(Address of principal                                            (Zip Code)
 executive offices)


Registrant's telephone number, including area code is (310) 274-1986. Securities registered pursuant to Section 12(g) of the Act:


                           Common Stock, No Par Value
-------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X           No
                          --------            --------


As of July 31, 1999, there were 449,991 shares of common stock outstanding.

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

         Approximate Number of Equity Security Holders

                                          Number of Record Holders
                  Title of Class            As of July 31, 1999
                  --------------          ------------------------

                  Common Stock                     785

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


                                    PART III


ITEM 9.           Directors and Executive Officers of Registrant

                                                                       First            Common Shares
                           Principal                                   Elected          Owned Beneficially
Name                       Occupation                Age               Director         On July 31, 1997
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

ITEM 11.          Security Ownership of Certain Beneficial Owners and Management

                           Name and Address of                Amount and Nature                  Percent
Title of Class             Beneficial Owner                   of Beneficial Owner                of Class
--------------             -------------------                -------------------                --------

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


                        (Registrant)      JILCO INDUSTRIES, INC.


                                          By:    /S/ MARTHA KRETZMER
                                               ------------------------
                                          Name:  Martha Kretzmer
                                          Title: President
                                          Date:  November 12, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Jilco Industries, Inc.
Beverly Hills, California

We have compiled the accompanying balance sheets of Jilco Industries, Inc. (a corporation) as of July 31, 1999 and 1998, and the related statements of loss and deficit and cash flows for each of the two years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 12, 1999

                         PART I . FINANCIAL INFORMATION
                             JILCO INDUSTRIES, INC.
                     BALANCE SHEETS - JULY 31, 1999 AND 1998
                                   (UNAUDITED)

                                     ASSETS

                                                                 1999         1998
                                                              ---------    ---------
CURRENT ASSETS
    Cash                                                      $     889    $   2,049
                                                              ---------    ---------

               TOTAL CURRENT ASSETS                           $     889    $   2,049
                                                              =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                          $   7,499    $      --
    Notes payable to shareholder                                 53,250       53,250
    Note payable                                                 57,500       48,000
    Accrued interest                                             67,545       58,222
    Other accrued expenses                                           --          800
                                                              ---------    ---------

        Total current liabilities                               185,794      160,272
                                                              ---------    ---------

SHAREHOLDERS' DEFICIT
    Common stock, no par value
        1,500,000 shares authorized
        449,991 shares issued and outstanding                   749,950      749,950
    Accumulated deficit                                        (934,855)    (908,173)
                                                              ---------    ---------

           Total shareholders' deficit                         (184,905)    (158,223)
                                                              ---------    ---------

               TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT    $     889    $   2,049
                                                              =========    =========

      See Accompanying Report of Independent Certified Public Accountants.

                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                         STATEMENTS OF LOSS AND DEFICIT
                    YEARS ENDED JULY 31, 1999, 1998, AND 1997
                                   (UNAUDITED)

                                            1999         1998         1997
                                         ---------    ---------    ---------
EXPENSES
    Professional fees                    $  11,674    $  28,607    $   2,500
    Fees and licenses                           --           90           10
    Printer fees                             4,616       13,146           --
    Interest expense                         9,323        7,078        5,238
    Sundry and other                           269           84           84
                                         ---------    ---------    ---------

        Total expenses                      25,882       49,005        7,832
                                         ---------    ---------    ---------

LOSS BEFORE PROVISION FOR INCOME TAXES     (25,882)     (49,005)      (7,832)

PROVISION FOR INCOME TAXES                     800          800          800
                                         ---------    ---------    ---------

NET LOSS                                   (26,682)     (49,805)      (8,632)

ACCUMULATED DEFICIT, BEGINNING OF YEAR    (908,173)    (858,368)    (849,736)
                                         ---------    ---------    ---------

ACCUMULATED DEFICIT, END OF YEAR         $(934,855)   $(908,173)   $(858,368)
                                         =========    =========    =========

BASIC LOSS PER SHARE                     $   (0.06)   $   (0.11)   $   (0.02)
                                         =========    =========    =========

DILUTED LOSS PER SHARE                   $   (0.06)   $   (0.11)   $   (0.02)
                                         =========    =========    =========

WEIGHTED-AVERAGE SHARES OUTSTANDING        449,991      449,991      449,991
                                         =========    =========    =========

      See Accompanying Report of Independent Certified Public Accountants.

                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JULY 31, 1999, 1998, AND 1997
                                   (UNAUDITED)

                                                      1999        1998        1997
                                                    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $(26,682)   $(49,805)   $ (8,632)
    Increase in accrued interest                       9,323       7,078       5,238
    Increase in accounts payable                       7,499          --          --
    Decrease in other accrued expenses                  (800)        800          --
                                                    --------    --------    --------

        Net cash used in operating activities        (10,660)    (41,927)     (3,394)
                                                    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                        9,500      43,000       4,000
                                                    --------    --------    --------

        Net cash provided by financing activities      9,500      43,000       4,000
                                                    --------    --------    --------

           Net increase (decrease) in cash            (1,160)      1,073         606

CASH, BEGINNING OF YEAR                                2,049         976         370
                                                    --------    --------    --------

CASH, END OF YEAR                                   $    889    $  2,049    $    976
                                                    ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                   $     --    $     --    $     --
                                                    ========    ========    ========

    INCOME TAXES PAID                               $  1,742    $     --    $    800
                                                    ========    ========    ========

      See Accompanying Report of Independent Certified Public Accountants.

                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            YEARS ENDED JULY 31, 1999
                                   (UNAUDITED)

NOTE 1 - THE COMPANY

        Jilco Industries, Inc. (the "Company") has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. The expenses the Company has incurred represent those necessary to keep the Company in good standing in its state of residence.

        Fair Value of Financial Instruments
        For certain of the Company's financial instruments including cash and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown as notes payable also approximate fair value because current interest rates and terms offered to the Company for notes payable of similar maturities are substantially the same.

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

        Recently Issued Accounting Pronouncements
        In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." The Company does not expect adoption of SFAS No. 132 to have a material impact, if any, on its financial position or results of operations.

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is not applicable to the Company.

        SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.

      See Accompanying Report of Independent Certified Public Accountants.

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            YEARS ENDED JULY 31, 1999
                                   (UNAUDITED)

NOTE 1 - THE COMPANY (CONTINUED)

        Recently Issued Accounting Pronouncements (Continued)
        SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

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

      See Accompanying Report of Independent Certified Public Accountants.

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            YEARS ENDED JULY 31, 1999
                                   (UNAUDITED)

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

NOTE 5 - INCOME TAXES

        For the years ended July 31, 1999 and 1998, the Company did not provide a provision for income taxes due to the net loss incurred. At July 31, 1999, the Company has approximately $117,131 and $41,868 in net operating loss carryforwards for federal and state income tax purposes, respectively, that begin to expire in 2000. The components of the Company's deferred tax assets and liabilities for income taxes consist of a deferred tax asset relating to the net operating loss carryforwards of approximately $43,593 and $33,460 for the years ended July 31, 1999 and 1998, respectively. The other components of the Company's deferred tax assets and liabilities are immaterial. The Company has established a valuation allowance of approximately $42,311 and $32,539 for the years ended July 31, 1999 and 1998, respectively, to fully offset its deferred tax assets as the Company does not believe the recoverability of these deferred tax assets is more likely than not. The valuation allowance increased by $9,772 and $16,995 during the years ended July 31, 1999 and 1998, respectively.

      See Accompanying Report of Independent Certified Public Accountants.

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            YEARS ENDED JULY 31, 1999
                                   (UNAUDITED)

NOTE 6 - YEAR 2000 ISSUE

        The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

        The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

        Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.

      See Accompanying Report of Independent Certified Public Accountants.