Form 10QSB
period 1999-10-31
JILCO INDUSTRIES INC
filed 1999-12-15
CIK 53540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 31, 1999.

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
                                                               -----    -----

449,991 shares of the issuer's common stock, no par value, are outstanding as of October 31, 1999.

Transitional Small Business Disclosure Format:

         Yes        No   X  .
             -----     -----

                         PART I . FINANCIAL INFORMATION
                             JILCO INDUSTRIES, INC.

               BALANCE SHEETS - OCTOBER 31, 1999 AND JULY 31, 1999

                                   (UNAUDITED)

                                     ASSETS

                                                                  October 31,      July 31,
                                                                     1999            1999
                                                                  -----------      ---------
CURRENT ASSETS

     Cash                                                          $   2,593       $     889
                                                                   ---------       ---------
                  TOTAL CURRENT ASSETS                             $   2,593       $     889
                                                                   =========       =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

     Accounts payable                                              $   7,499       $   7,499
     Notes payable to shareholder                                     53,250          53,250
     Note payable                                                     63,500          57,500
     Accrued interest                                                 70,007          67,545
     Other accrued expenses                                              800              --
                                                                   ---------       ---------
         Total current liabilities                                   195,056         185,794
                                                                   ---------       ---------

SHAREHOLDERS' DEFICIT
     Common stock, no par value

         1,500,000 shares authorized

         449,991 shares issued and outstanding                       749,950         749,950
     Accumulated deficit                                            (942,413)       (934,855)
                                                                   ---------       ---------
              Total shareholders' deficit                           (192,463)       (184,905)
                                                                   ---------       ---------
                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT      $   2,593       $     889
                                                                   =========       =========


                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                         STATEMENTS OF LOSS AND DEFICIT

                  THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                   (UNAUDITED)

                                                      1999              1998
                                                    ---------         ---------
EXPENSES

     Professional fees                              $   3,449         $   2,212
     Interest expense                                   2,462             2,232
     Printer fees                                         827                --
     Sundry                                                20                27
                                                    ---------         ---------
         Total expenses                                 6,758             4,471
                                                    ---------         ---------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (6,758)           (4,471)

PROVISION FOR INCOME TAXES                                800               800
                                                    ---------         ---------

NET LOSS                                               (7,558)           (5,271)

ACCUMULATED DEFICIT, BEGINNING OF YEAR               (934,855)         (908,173)
                                                    ---------         ---------

ACCUMULATED DEFICIT, END OF YEAR                    $(942,413)        $(913,444)
                                                    =========         =========

BASIC LOSS PER SHARE                                $   (0.02)        $   (0.01)
                                                    =========         =========

DILUTED LOSS PER SHARE                              $   (0.02)        $   (0.01)
                                                    =========         =========

WEIGHTED-AVERAGE SHARES OUTSTANDING                   449,991           449,991
                                                    =========         =========


                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                   (UNAUDITED)

                                                           1999          1998
                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                             $(7,558)      $(5,271)
     Increase in accrued interest                           2,462         2,232
     Increase in other accrued expenses                       800           800
                                                          -------       -------
         Net cash used in operating activities             (4,296)       (2,239)
                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable                            6,000         2,000
                                                          -------       -------
         Net cash provided by financing activities          6,000         2,000
                                                          -------       -------
              Net increase (decrease) in cash               1,704          (239)

CASH, BEGINNING OF YEAR                                       889         2,049
                                                          -------       -------

CASH, END OF YEAR                                         $ 2,593       $ 1,810
                                                          =======       =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                        $    --       $    --
                                                          =======       =======

     INCOME TAXES PAID                                    $    --       $    --
                                                          =======       =======


                       See Notes to Financial Statements.

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (UNAUDITED)


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

         Interim Financial Information

         The interim financial statements reflect all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for such periods. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year or any other future periods.

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

                             JILCO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (UNAUDITED)


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

                                       JILCO INDUSTRIES, INC.


Date:  December 14, 1999               /s/ Martha J. Kretzmer
                                       -----------------------------------------
                                       Martha J. Kretzmer,
                                       President