Form 10QSB
period 2004-10-31
JILCO INDUSTRIES INC
filed 2006-08-31
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended October 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 000-06649

JILCO INDUSTRIES, INC.

(Exact name of Small Business Issuer as specified in its charter)

California	95-2075885
(State of incorporation)	(I.R.S. employer identification no.)

P. O. Box 10539 Beverly Hills, CA	90213
(Address of principal executive offices)	(Zip code)

310-274-1986

(Registrant’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 17, 2006 there were 449,991 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

i

JILCO INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	October 31, 2004	July 31, 2004
ASSETS
CURRENT ASSETS
Cash	$751	$784

TOTAL CURRENT ASSETS	751	784

TOTAL ASSETS	$751	$784

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Accrued Payables	$1,600	$1,600
Interest payable	124,559	$121,760
Notes payable	76,000	76,000
Notes payable shareholder	54,250	54,250

Total current liabilities	256,409	253,610
SHAREHOLDERS’ EQUITY
Common stock, no par value
1,500,000 shares authorized
449,991 shares issued and outstanding	749,950	749,950
Accumulated deficit	(1,005,608)	(1,002,776)

Total shareholders’ deficit	(255,658)	(252,826)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$751	$784

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended October 31,
	2004	2003
EXPENSES
Fees and licenses	$33	$26
Interest expense	2,799	2,762
Sundry and other	—	270

Total expenses	2,832	3,058
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,832)	(3,058)
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	($2,832)	($3,058)

BASIC INCOME (LOSS) PER SHARE	($0.01)	($0.01)

DILUTED INCOME (LOSS) PER SHARE	($0.01)	($0.01)

WEIGHTED-AVERAGE SHARES OUTSTANDING	449,991	449,991

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($2,832)	($3,058)
Increase (decrease) in accounts payable	—	—
Increase in accrued interest	2,799	2,762
Increase (decrease) in accrued expenses	—	—

Net cash used in operating activities	(33)	(296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	500

Net cash provided by financing activities	0	500

NET INCREASE (DECREASE) IN CASH	(33)	204
CASH, BEGINNING OF PERIOD	784	4

CASH, END OF PERIOD	$751	$208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	—	—

INCOME TAXES PAID	—	—

See Notes to Financial Statements

NOTE 1 – Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Jilco Industries, Inc. (the “Company”) has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. It has not engaged in any revenue generating activities since that time nor since the last filing of its form 10-KSB on November 15, 1999 for the year ended July 31, 1999. The expenses the Company has incurred since that time represent those necessary to keep the Company in good standing in its state of residence.

Significant Accounting Policies

Fair Value of Financial Instruments

For certain of the Company’s financial instruments including cash and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown as notes payable also approximate fair value because current interest rates and terms offered to the Company for notes payable of similar maturities are substantially the same.

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

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Basis of Presentation

The financial statements of the Company have been prepared on the basis on the Company continuing as a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The company has suffered recurring losses and has a deficiency in net assets that raise substantial doubt about its ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to raise additional capital. However, Affiliates of the Company have, for a number of years, and will continue during the next twelve months, to lend the Company all funds necessary for it to maintain its corporate and filing status.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for the Company beginning November 1, 2007. The Company is in the process of determining the effect, if any, this statement will have on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets – An Amendment of

FASB Statement No. 140 (SFAS 156), which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 will be effective for the Company beginning November 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

These and other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholder at October 31 consisted of the following, all of which are in compliance with their terms:

9% Note - Revolving unsecured note payable, interest accrues at 9% per annum. Principal and accrued interest are due on demand.

10% Note - Revolving unsecured note payable, interest accrues at 10% per annum. Principal and accrued interest are due on demand.

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest are due on demand.

SCHEDULE OF NOTES PAYABLE SHAREHOLDER

AS OF OCTOBER 31, 2004

	9% Note	10% Note	11% Note
Ending Balance July 31, 2004	$40,000	$5,000	$9,250
Funds Advanced during Fiscal Quarter Ending October 31, 2004	0	0	0

Ending Balance October 31, 2004	$40,000	$5,000	$9,250

NOTE 4 - NOTES PAYABLE

There are three Notes Payable, each of which is unsecured and in favor of an affiliate of the controlling shareholder of the Company and principal on each is due on July

31, 2007. Interest accrues at 8% per annum and is payable on July 31, 2007. Each note is currently in compliance with its terms.

SCHEDULE OF NOTES PAYABLE

AS OF OCTOBER 31, 2004

Ending Balance July 31, 2004	$76,000
Funds Advanced during Fiscal Quarter Ending October 31, 2004	0

Ending Balance October 31, 2004	$76,000

NOTE 5 - INCOME TAXES

For the years ended July 31, 2000 - 2004, the Company did not provide a provision for income taxes due to the net losses incurred. At July 31in each of those years the Company had approximately net operating loss carryforwards for federal and state income tax purposes as shown in the table below, that began to expire in 2000. The components of the Company’s deferred tax assets and liabilities for income taxes consisted of a deferred tax asset relating to the net operating loss carryforwards for such years as shown in the table below. The other components of the Company’s deferred tax assets and liabilities are immaterial. The Company has established a valuation allowance as shown in the table below for the years ended July 31, 2000 - 2004, to fully offset its deferred tax assets as the Company does not believe the recoverability of these deferred tax assets is more likely than not. The valuation allowance increased as shown in the table during the years ended July 31, 2000 - 2004.

Annual Net Tax Losses Sustained and Applied and Deferred Recoverable Assets

Tax Year	Loss Sustained	Loss Previously Applied	Loss Remaining	Valuation Allowance	Deferred Recoverable Tax Assets
July 31, 1992	$950	$0	$950	$950	$0
July 31, 1993	$920	$0	$920	$920	$0
July 31, 1994	$2,002	$0	$2,002	$2,002	$0
July 31, 1995	$878	$0	$878	$878	$0
July 31, 1996	$925	$0	$925	$925	$0
July 31, 1997	$3,393	$0	$3,393	$3,393	$0
July 31, 1998	$44,728	$0	$44,728	$44,728	$0
July 31, 1999	$9,760	$0	$9,760	$9,760	$0
July 31, 2000	$14,846	$0	$14,846	$14,846	$0
July 31, 2001	$463	$0	$463	$463	$0
July 31, 2002	$2,482	$0	$2,482	$2,482	$0
July 31, 2003	$965	$0	$965	$965	$0
July 31, 2004	$720	$0	$720	$720	$0

TOTAL	$83,032	$0	$83,032	$83,032	$0

As indicated in the certifications in Exhibits 31.1 and 32.1 of this Quarterly Report, the Company’s chief executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of October 31, 2004. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Our affiliates have for a number of years, and will continue during the foreseeable future, to lend us all funds necessary for us to maintain our corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to us during the fiscal quarters ending October 31, 2003 and October 31, 2004.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

This Form 10-QSB may contain statements that are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “estimates,” “anticipates,” “plans,” “believes,” “projects,” “expects,” “intends,” “predicts,” “potential,” “future,” “may,” “contemplates,” “will,” “should,” “could,” “would” or the negative of such terms or other comparable terminology. These statements relate to our future operations and financial performance or other future events. Many of the forward-looking statements are based on current expectations, management beliefs, certain assumptions made by our management and estimates and projections.

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual events, results, performance or achievements may differ materially from the events, results, performance or achievements expressed, forecasted or contemplated by any such forward-looking statements.

Item 3.	Controls and Procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate. There were no changes in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the fiscal quarter ended October 31, 2004 that were not registered under the Securities Act of 1933.

We did not receive any “offering proceeds” within the meaning of Rule 463 under the Securities Act of 1933 during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal quarter ended October 31, 2004 to a vote of our security holders through the solicitation of proxies or otherwise.

Item 6.

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(1) to the Company’s 1989 Form 10-K).

3.2	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the Company’s 1989 Form 10-K).

10.1	Revolving Demand Note, dated November 10, 1995 , between the Company and TRACO (incorporated by reference to Exhibit 10(1) to the Company’s 1996 Form 10-K).

10.2	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.3	Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1990 Form 10-K).

10.4	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.5	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1990 Form 10-K).

10.6	Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1989 Form 10-K).

10.7	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.8	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.9	Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1989 Form 10-K).

10.10	Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.11	Promissory Note, dated August 9, 1972, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

31.1	Rule 13a-14(a) Certification. **

32.1	Section 1350 Certification. **

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JILCO INDUSTRIES, INC.

Date: August 29, 2006		/s/ Martha Kretzmer
	By:	Martha Kretzmer
Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer