Form 10QSB
period 2005-04-30
JILCO INDUSTRIES INC
filed 2006-08-31
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended April 30, 2005

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

i

JILCO INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	April 30, 2005	July 31, 2004
ASSETS
CURRENT ASSETS
Cash	$671	$784

TOTAL CURRENT ASSETS	671	784

TOTAL ASSETS	$671	$784

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Accrued Payables	$800	$1,600
Interest payable	130,157	$121,760
Notes payable	76,000	76,000
Notes payable shareholder	55,166	54,250

Total current liabilities	262,123	253,610
SHAREHOLDERS’ EQUITY
Common stock, no par value 1,500,000 shares authorized 449,991 shares issued and outstanding	749,950	749,950
Accumulated deficit	(1,011,402)	(1,002,776)

Total shareholders’ deficit	(261,452)	(252,826)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$671	$784

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
EXPENSES
Fees and licenses	$47	$58	$113	$117
Interest expense	2,799	2,772	8,397	8,306
Sundry and other	—	280	—	550

Total expenses	2,846	3,110	8,510	8,973
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,846)	(3,110)	(8,510)	(8,973)
PROVISION FOR INCOME TAXES	116	—	116	20

NET INCOME (LOSS)	($2,962)	($3,110)	($8,626)	($8,993)

BASIC INCOME (LOSS) PER SHARE	($0.01)	($0.01)	($0.02)	($0.02)

DILUTED INCOME (LOSS) PER SHARE	($0.01)	($0.01)	($0.02)	($0.02)

WEIGHTED-AVERAGE SHARES OUTSTANDING	449,991	449,991	449,991	449,991

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($2,962)	($3,110)	($8,626)	($8,993)
Increase (decrease) in accounts payable	—	—	—	—
Increase in accrued interest	2,799	2,772	8,397	8,306
Increase (decrease) in accrued expenses	(800)	—	(800)	—

Net cash used in operating activities	(963)	(338)	(1,029)	(687)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	916	1,000	916	1,500

Net cash provided by financing activities	916	1,000	916	1,500

NET INCREASE (DECREASE) IN CASH	(47)	662	(113)	813
CASH, BEGINNING OF PERIOD	718	155	784	4

CASH, END OF PERIOD	$671	$817	$671	$817

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	—	—	—	—

INCOME TAXES PAID	$800	—	—	—

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

NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholder at April 30 consisted of the following, which were in compliance with their terms:

9% Note - Revolving unsecured note payable, interest accrues at 9% per annum. Principal and accrued interest are due on demand.

10% Note - Revolving unsecured note payable, interest accrues at 10% per annum. Principal and accrued interest are due on demand.

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest are due on demand.

SCHEDULE OF NOTES PAYABLE SHAREHOLDER

AS OF APRIL 30, 2005

	9% Note	10% Note	11% Note
Ending Balance January 31, 2005	$40,000	$5,000	$9,250
Funds Advanced during Fiscal Quarter Ending April 30, 2005	0	0	1,916

Ending Balance April 30, 2005	$40,000	$5,000	$11,166

NOTE 4 - NOTES PAYABLE

There are three Notes Payable, each of which is unsecured and in favor of an affiliate of the controlling shareholder of the Company and principal on each is due on July 31, 2007. Interest accrues at 8% per annum and is payable on July 31, 2007. Each note is currently in compliance with its terms.

SCHEDULE OF NOTES PAYABLE

AS OF APRIL 30, 2005

Ending Balance January 31, 2005	$76,000
Funds Advanced during Fiscal Quarter Ending April 30, 2005	0

Ending Balance April 30, 2005	$76,000

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

NOTE 6 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibits 31.1 and 32.1 of this Quarterly Report, the Company’s chief executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of April 30, 2005. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Our affiliates have for a number of years, and will continue during the foreseeable future, to lend us all funds necessary for us to maintain our corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to us during the fiscal quarters ending April 30, 2004 and April 30, 2005.

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

We did not sell any equity securities during the fiscal quarter ended April 30, 2005 that were not registered under the Securities Act of 1933.

We did not receive any “offering proceeds” within the meaning of Rule 463 under the Securities Act of 1933 during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal quarter ended April 30, 2005 to a vote of our security holders through the solicitation of proxies or otherwise.

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