Form 10QSB
period 2006-01-31
JILCO INDUSTRIES INC
filed 2006-08-31
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended January 31, 2006

or

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

i

JILCO INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	January 31, 2006	July 31, 2005
ASSETS
CURRENT ASSETS
Cash	$771	$671

TOTAL CURRENT ASSETS	771	671

TOTAL ASSETS	$771	$671

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Accrued Payables	—	$800
Interest payable	138,741	$133,009
Notes payable	76,000	76,000
Notes payable shareholder	57,166	56,166

Total current liabilities	271,907	265,975
SHAREHOLDERS’ EQUITY
Common stock, no par value
1,500,000 shares authorized
449,991 shares issued and outstanding	749,950	749,950
Accumulated deficit	(1,021,087)	(1,015,254)

Total shareholders’ deficit	(271,137)	(265,304)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$771	$671

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
EXPENSES
Fees and licenses	$42	$33	$84	$66
Interest expense	2,880	2,799	$5,732	$5,598

Total expenses	2,922	2,832	5,816	5,664

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,922)	(2,832)	(5,816)	(5,664)
PROVISION FOR INCOME TAXES	—	—	16	—

NET INCOME (LOSS)	($2,922)	($2,832)	($5,832)	($5,664)

BASIC INCOME (LOSS) PER SHARE	($0.01)	($0.01)	($0.01)	($0.01)

DILUTED INCOME (LOSS) PER SHARE	($0.01)	($0.01)	($0.01)	($0.01)

WEIGHTED-AVERAGE SHARES OUTSTANDING	449,991	449,991	449,991	449,991

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($2,922)	($2,832)	($5,832)	($5,664)
Increase (decrease) in accounts payable	—	—	—	—
Increase in accrued interest	2,880	2,799	5,732	5,598
Increase (decrease) in accrued expenses	—	—	(800)	—

Net cash used in operating activities	(42)	(33)	(900)	(66)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	—	1,000	—

Net cash provided by financing activities	0	0	1,000	0

NET INCREASE (DECREASE) IN CASH	(42)	(33)	100	(66)
CASH, BEGINNING OF PERIOD	813	751	671	784

CASH, END OF PERIOD	$771	$718	$771	$718

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	—	—	—	—

INCOME TAXES PAID	—	—	$800	—

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

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest are due on demand.

SCHEDULE OF NOTES PAYABLE SHAREHOLDER

AS OF JANUARY 31, 2006

	9% Note	10% Note	11% Note
Ending Balance October 31, 2005	$40,000	$5,000	$12,166
Funds Advanced during Fiscal Quarter Ending January 31, 2006	0	0	0

Ending Balance January 31, 2006	$40,000	$5,000	$12,166

NOTE 4 NOTES PAYABLE

There are three Notes Payable, each of which is unsecured and in favor of an affiliate of the controlling shareholder of the Company and principal on each is due on July 31, 2007. Interest accrues at 8% per annum and is payable on July 31, 2007. Each note is currently in compliance with its terms.

SCHEDULE OF NOTES PAYABLE

AS OF JANUARY 31, 2006

Ending Balance October 31, 2005	$76,000
Funds Advanced during Fiscal Quarter Ending January 31, 2006	0

Ending Balance January 31, 2006	$76,000

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

NOTE 6 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibits 31.1 and 32.1 of this Quarterly Report, the Company’s chief executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of January 31, 2006. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Our affiliates have for a number of years, and will continue during the foreseeable future, to lend us all funds necessary for us to maintain our corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to us during the fiscal quarters ending January 31, 2005 and January 31, 2006.

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

We did not sell any equity securities during the fiscal quarter ended January 31, 2006 that were not registered under the Securities Act of 1933.

We did not receive any “offering proceeds” within the meaning of Rule 463 under the Securities Act of 1933 during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal quarter ended January 31, 2006 to a vote of our security holders through the solicitation of proxies or otherwise.

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

JILCO INDUSTRIES, INC.

Date: August 29, 2006	By:	/s/ Martha Kretzmer
Martha Kretzmer
Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer