Form 10KSB
period 2006-07-31
JILCO INDUSTRIES INC
filed 2006-08-31
CIK 53540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2006

For the fiscal year ended July 31, 2005

For the fiscal year ended July 31, 2004

For the fiscal year ended July 31, 2003

For the fiscal year ended July 31, 2002

For the fiscal year ended July 31, 2001

For the fiscal year ended July 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

    Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes           No ✓

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ✓       No

The issuer’s revenue for the fiscal years ended July 31, 2006, July 31, 2005, July 3, 2004, July 31, 2003, July 31, 2002, July 31, 2001 and July 31, 2000 were $0.

On July 31, 2006 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $ 0 computed by reference to the price at which the common equity was last transacted on that date.

On July 31, 2006, the issuer had approximately 449,991 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (Check One):YES          NO   ✓

Unless the context in this Annual Report otherwise requires, all references in this Annual Report to “our,” “us” and “we” refer to Jilco Industries, Inc.

Item 1.   Description of Business.

We have not engaged in any revenue-generating business operations and have not been so engaged since April 2, 1968 when we were discharged from bankruptcy under our former name Sportsways, Inc.

FORWARD LOOKING STATEMENTS AND CERTAIN RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

This Annual Report contains statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. The words believe, estimate, anticipate, project, intend, expect, plan, outlook, scheduled, forecast and similar expressions are intended to identify forward-looking statements. Statements and assumptions with respect to future revenues, income and cash flows, program performance, the outcome of litigation, environmental remediation cost estimates and planned dispositions of assets are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in this section and elsewhere in this Annual Report, could affect our forward-looking statements and actual performance.

An investment in our common stock involves substantial risks. You should consider carefully the following information about these risks, together with the financial and other information, including additional risks, contained elsewhere in this Annual Report, before you decide whether to buy our common stock. If any of the described events actually occur, our business, financial condition and results of operations would likely suffer and the market price, if any, of our common stock would decline. In such case, you may lose all or part of your investment.

Because we have no revenue-producing operating history, there is no basis on which you can evaluate our prospects. Prospective investors customarily consider a company’s revenue-producing operating history as a factor in determining whether to make an investment. Prospective investors who decide to purchase our shares may have decided not to purchase the shares if they had an operating history to review.

We have had recurring losses and expect losses to continue for the foreseeable future. We incurred net losses of $12,735, $12,478, $ 12,625, $12,142, $12,610, $12,060 and $17,686 during the fiscal years ended July 30, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 respectively. See the Financial Statements and related notes begin on Page F-1 of this Annual Report which show net losses at each reported fiscal year end and each interim fiscal quarter. Presently we do not have revenue-producing operations. Any future operations may not be sufficient to generate the revenues necessary to reach profitability.

Because of our limited capital, unless we obtain substantial additional capital we may not have sufficient capital to continue as a going concern. As stated in the Notes to our financial statements, because we have suffered recurring losses and a have a deficiency in net assets and working capital, there is substantial doubt about our ability to continue as a going concern. However, our affiliates have for a number of years and will continue during the next twelve months to lend us all funds necessary for it to maintain our corporate and filing status.

Item 2.   Description of Property.

We do not have an interest in any property.

Item 3.   Legal Proceedings.

We are not a party to any pending legal proceeding that primarily involves a claim for damages and the amount involved in such proceeding, exclusive of interest and costs, exceeds 10% of our current assets nor is any of our property the subject of such a pending legal proceeding. We are not aware of any such proceeding that a governmental authority is contemplating.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal years ended July 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000, respectively, to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.   Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Market Information.

 Our common stock is not traded in any public trading market.

(b) Holders.

On July 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 respectively, our common stock was held of record by approximately 802 holders.

(c)  Dividends.

We have not paid dividends on our common stock since our discharge from bankruptcy in 1968 and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings for the operation and expansion of our business. Other than financial ability, we have no legal, contractual or corporate constraints against the payment of dividends.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

We do not have any compensation plan under which equity securities are authorized for issuance.

Issuer Purchases of Equity Securities

During our fiscal years ended July 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 respectively, no purchase was made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities and Exchange Act of 1934, of shares or other units of any class of our equity securities that is registered by us pursuant to section 12 of that Act.

Recent Sales of Unregistered Equity Securities

We did not sell any equity securities during the fiscal years ended July 30, 2006, 2005, 2004, 2003, 2002, 2001 or 2000 that were not registered under the Securities Act of 1933.

Item 6.            Management’s Discussion and Analysis or Plan of Operation

Our affiliates have for a number of years, and will continue during the next twelve months, to lend us all funds necessary for us to maintain our corporate and filing status. The notes payable schedules appearing in the notes to the financial statements beginning on Page F-1 of this Annual Report show funds lent to us during each fiscal quarter since the fiscal quarter ending October 31, 1999.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.            Financial Statements.

Our Financial Statements and related notes begin on Page F-1 of this Annual Report.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.

Controls and Procedures.

a. An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2006. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.There was no change in our internal control over financial reporting that occurred during the fiscal years ended July 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

No information is required to be disclosed in a report on Form 8-K during the fiscal years covered by this Form 10-KSB which has not been reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers and Significant Employees

The following are our directors and executive officers and significant employees. Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal. Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Principal Occupation	Age	First Elected Director	Common Shares Owned Beneficially On July 31, 2006
Martha J. Kretzmer	President, Secretary and Treasurer of Registrant	50	1991	1,000

There are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

None of the following events occurred during the past five years that is material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 10.     Executive Compensation

No officer or director of Registrant receives any remuneration.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plan under which equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of July 31, 2006 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of any class of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)(2)	Approximate Percent of Class

Leonard M. Ross, Trustee of the Leonard M. Ross Revocable Trust u/d/t 12-20-85 1011 North Beverly Drive Beverly Hills, CA 90210	182,455 (3)(4)	40.5%

Nathalie Zahra Rey-Ross, Trustee of The Ross 1992 Children’s Trust for the Benefit of Landon Michael Ross 1011 North Beverly Drive Beverly Hills, California 90210	45,000	10.0%

Nathalie Zahra Rey-Ross,Trustee of The Ross 1992 Children’s Trust for the Benefit of Jacquelyn Michelle Ross 1011 North Beverly Drive Beverly Hills, California 90210	45,000	10.0%

Nathalie Zahra Rey-Ross,Trustee of The Wolsic 1994 Insurance Trust 1011 North Beverly Drive Beverly Hills, California 90210	20,000	4.44%

Al Ross 3535 East Coast Highway PMB # 362 Corona del Mar, CA 92625	25,000	5.55%

Steven J. Ross 8603 Rosewood Drive College Station, Texas 77845	45,000	10.0%

Martha J. Kretzmer 921 Loma Vista El Segundo, California 90245	1,000	0.22%

(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

(3)Excludes 45,000 shares held by The Ross 1992 Children’s Trust for the Benefit of Landon Michael Ross of which Nathalie Zahra Rey-Ross is the trustee and holds sole voting and investment power.

(4) Excludes 45,000 shares held by The Ross 1992 Children’s Trust for the Benefit of Jacquelyn Michelle Ross, of which Nathalie Zahra Rey-Ross is the trustee and holds sole voting and investment power.

Item 12. Certain Relationships and Related Transactions.

Other than as otherwise set forth in this Annual Report, during the last two years there have been no transactions, or are there any proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions does not exceed $60,000:

•	Any of our directors or executive officers;

•	Any nominee for election as a director;

•	Any security holder named in this Annual Report as beneficially owning more than 5% of our outstanding common stock; and

•	Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the above persons.

Item 13. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to
Exhibit 3(1) to the Company’s 1989 Form 10-K).
3.2	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the Company’s 1989 Form 10-K).
10.1	Revolving Demand Note, dated November 10, 1995 , between the Company and TRACO (incorporated by reference to Exhibit 10(1) to the Company’s 1996 Form 10-K).
10.2	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).
10.3	Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1990 Form 10-K).
10.4	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).
10.5	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1990 Form 10-K).
10.6	Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1989 Form 10-K).
10.7	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).
10.8	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).
10.9	Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1989 Form 10-K).
10.10	Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).
10.11	Promissory Note, dated August 9, 1972, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).
10.12	Note Extension and Modification Agreement, effective December 31, 1997, between the Company and Mill Equities Co.**
10.13	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co.**
10.14	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co.**
10.15	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross**
10.16	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross**
10.17	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross**
31.1	Rule 13a-14(a) Certification. **
32.1	Section 1350 Certification. **

** Filed herewith.

Item 14.     Principal Accountant Fees and Services.

Audit Fees

We have not retained principal accountants for the audit of our annual financial statements for our fiscal years ended July 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 respectively. Therefore, no fees were billed by principal accountants for any audit services for our fiscal years ended July 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000, respectively, or for the review of financial statements included in our Forms 10-QSB or contained herein. No services were provided by principal accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants in either of our fiscal years ended July 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 respectively and no professional services were rendered by any principal accountants for assurance and related services by any principal accountants

Tax Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants in either of our fiscal years ended July 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 respectively and no professional services were rendered by any principal accountants for tax compliance, tax advice, and tax planning.

All Other Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants in either of our fiscal years ended July 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 respectively and no professional services were rendered by any principal accountants for products and services provided by the principal accountants, other than the services reported above in this Item 14.

Audit Committee Administration of Engagement of Principal Accountants

Since we did not engage principal accountants to render audit or non-audit services, we did not have an audit committee approve any engagement terms or pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2006	JILCO INDUSTRIES, INC.

	By:	/s/ Martha Kretzmer
Martha Kretzmer
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2006	JILCO INDUSTRIES, INC.

	By:	/s/ Martha Kretzmer
Martha Kretzmer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martha Kretzmer Martha Kretzmer	President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	August 29, 2006

/s/ Martha Kretzmer Martha Kretzmer	Director	August 29, 2006

PART I. FINANCIAL INFORMATION

JILCO INDUSTRIES, INC.

BALANCE SHEETS

QUARTERLY AS OF OCTOBER 31, 2004-JULY 31, 2006

(UNAUDITED)

	July 31, 2006	April 30, 2006	January 31, 2006	October 31, 2005	July 31, 2005	April 30, 2005	January 31, 2005	October 31, 2004
ASSETS
CURRENT ASSETS
Cash	$512	$554	$771	$813	$671	$671	$718	$751

TOTAL CURRENT ASSETS	512	554	771	813	671	671	718	751

TOTAL ASSETS	$512	$554	$771	$813	$671	$671	$718	$751

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	-	-	-	-	-	-	-	-
Interest payable	$144,585	$141,621	$138,741	$135,861	$133,009	$130,157	$127,358	124,559
Notes payable	76,000	76,000	76,000	76,000	76,000	76,000	76,000	76,000
Notes payable shareholder	57,166	57,166	57,166	57,166	56,166	55,166	54,250	54,250
Other accrued payables	800	-	-	-	800	800	1,600	$1,600

Total current liabilities	278,551	274,787	271,907	269,027	265,975	262,123	259,208	256,409
SHAREHOLDERS’ EQUITY
Common stock, no par value
1,500,000 shares authorized
449,991 shares issued and outstanding	749,950	749,950	749,950	749,950	749,950	749,950	749,950	749,950
Accumulated deficit	(1,027,990)	(1,024,184)	(1,021,087)	(1,018,164)	(1,015,254)	(1,011,402)	(1,008,440)	(1,005,608)

Total shareholders’ deficit	(278,040)	(274,234)	(271,137)	(268,214)	(265,304)	(261,452)	(258,490)	(255,658)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$512	$554	$771	$813	$671	$671	$718	$751

(UNAUDITED) JILCO INDUSTRIES, INC. BALANCE SHEETS QUARTERLY AS OF OCTOBER 31, 2002 - JULY 31, 2004

	July 31, 2004	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002
ASSETS
CURRENT ASSETS
Cash	$784	$817	$155	$208	$4	$37	$870	$903

TOTAL CURRENT ASSETS	784	817	155	208	4	37	870	903

TOTAL ASSETS	$784	$817	$155	$208	$4	$37	$870	$903

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	-	-	-	-	-	-	-	-
Interest payable	$121,760	118,961	116,189	113,417	110,655	$107,893	105,131	102,369
Notes payable	76,000	76,000	76,000	76,000	75,500	75,500	75,500	75,500
Notes payable shareholder	54,250	54,250	53,250	53,250	53,250	53,250	53,250	53,250
Other accrued payables	1,600	800	800	800	800	-	800	800

Total current liabilities	253,610	250,011	246,239	243,467	240,205	236,643	234,681	231,919
SHAREHOLDERS’ EQUITY
Common stock, no par value
1,500,000 shares authorized
449,991 shares issued and outstanding	749,950	749,950	749,950	749,950	749,950	749,950	749,950	749,950
Accumulated deficit	(1,002,776)	(999,144)	(996,034)	(993,209)	(990,151)	(986,556)	(983,761)	(980,966)

Total shareholders’ deficit	(252,826)	(249,194)	(246,084)	(243,259)	(240,201)	(236,606)	(233,811)	(231,016)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$784	$817	$155	$208	$4	$37	$870	$903

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

BALANCE SHEETS

QUARTERLY AS OF OCTOBER 31, 2000 - JULY 31, 2002

(UNAUDITED)

	July 31, 2002	April 30, 2002	January 31, 2002	October 31, 2001	July 31, 2001	April 30, 2001	January 31, 2001	October 31, 2000
ASSETS
CURRENT ASSETS
Cash	$1,098	$1,401	$2,354	$547	$580	$613	$746	$999

Total current assets	1,098	1,401	2,354	547	580	613	746	999

TOTAL ASSETS	$1,098	$1,401	$2,354	$547	$580	$613	$746	$999

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	-	-	-	-	-	-	-	-
Interest payable	99,608	$96,846	94,084	91,382	88,680	85,978	83,276	80,574
Notes payable	75,500	75,500	75,500	72,500	72,500	72,500	72,500	72,500
Notes payable to shareholder	53,250	53,250	53,250	53,250	53,250	53,250	53,250	53,250
Other accrued payables	$800	-	$800	$1,600	$1,600	$800	$800	$800

Total current liabilities	229,158	225,596	223,634	218,732	216,030	212,528	209,826	207,124
SHAREHOLDERS’ EQUITY
Common stock, no par value
1,500,000 shares authorized
449,991 shares issued and outstanding	749,950	749,950	749,950	749,950	749,950	749,950	749,950	749,950
Accumulated deficit	(978,010)	(974,145)	(971,230)	(968,135)	(965,400)	(961,865)	(959,030)	(956,075)

Total shareholders’ deficit	(228,060)	(224,195)	(221,280)	(218,185)	(215,450)	(211,915)	(209,080)	(206,125)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,098	$1,401	$2,354	$547	$580	$613	$746	$999

JILCO INDUSTRIES, INC. BALANCE SHEETS QUARTERLY AS OF OCTOBER 31, 1999 - JULY 31, 2000 (UNAUDITED)

	July 31, 2000	April 30, 2000	January 31, 2000	October 31, 1999
ASSETS
CURRENT ASSETS
Cash	$1,032	$1,065	$1,185	$2,583

Total current assets	1,032	1,065	1,185	2,583

TOTAL ASSETS	$1,032	$1,065	$1,185	$2,583

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	-	-	-	$8,299
Interest payable	77,873	$75,171	$72,469	69,947
Notes payable	72,500	72,500	72,500	63,500
Notes payable shareholder	53,250	53,250	53,250	53,250
Other accrued payables	800	-	-	-

Total current liabilities	204,423	200,921	198,219	194,996
SHAREHOLDERS’ EQUITY
Common stock, no par value
1,500,000 shares authorized
449,991 shares issued and outstanding	749,950	749,950	749,950	749,950
Accumulated deficit	(953,341)	(949,806)	(946,984)	(942,363)

Total shareholders’ deficit	(203,391)	(199,856)	(197,034)	(192,413)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,032	$1,065	$1,185	$2,583

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSS AND DEFICIT

QUARTERLY FOR PERIODS ENDING OCTOBER 31, 2004 - JULY 31, 2006

(UNAUDITED)

	YEAR ENDED July 31, 2006	3 MONTHS ENDED April 30, 2006	3 MONTHS ENDED January 31, 2006	3 MONTHS ENDED October 31, 2005	YEAR ENDED July 31, 2005	3 MONTHS ENDED April 30, 2005	3 MONTHS ENDED January 31, 2005	3 MONTHS ENDED October 31, 2004
EXPENSES
Professional fees	-	-	-	-	-	-	-	-
Fees and licenses	$193	$67	$42	$42	$213	$47	$33	$33
Printer fees	-	-	-	-	-	-	-	-
Interest expense	11,576	$2,880	$2,880	$2,852	11,249	2,799	2,799	2,799
Sundry and other	150	150	-	-	100	-	-	-

Total expenses	11,919	3,097	2,922	2,894	11,562	2,846	2,832	2,832

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(11,919)	(3,097)	(2,922)	(2,894)	(11,562)	(2,846)	(2,832)	(2,832)
PROVISION FOR INCOME TAXES	816	-	-	16	916	116	-	-

NET INCOME (LOSS)	(12,735)	(3,097)	(2,922)	(2,910)	(12,478)	(2,962)	(2,832)	(2,832)
ACCUMULATED DEFICIT, BEGINNING OF PERIOD	(1,015,254)	(1,021,086)	(1,018,164)	(1,015,254)	(1,002,776)	(1,008,440)	(1,005,608)	(1,002,776)

ACCUMULATED DEFICIT, END OF PERIOD	($1,027,990)	($1,024,183)	($1,021,086)	($1,018,164)	($1,015,254)	($1,011,402)	($1,008,440)	($1,005,608)

BASIC INCOME (LOSS) PER SHARE	($0.03)	($0.01)	($0.01)	($0.01)	($0.03)	($0.01)	($0.01)	($0.01)

DILUTED INCOME (LOSS) PER SHARE	($0.03)	($0.01)	($0.01)	($0.01)	($0.03)	($0.01)	($0.01)	($0.01)

WEIGHTED-AVERAGE SHARES OUTSTANDING	449,991	449,991	449,991	449,991	449,991	449,991	449,991	449,991

JILCO INDUSTRIES, INC. STATEMENTS OF LOSS AND DEFICIT QUARTERLY - AUGUST 1, 2002 - JULY 31, 2004 (UNAUDITED)
	YEAR ENDED July 31, 2004	3 MONTHS ENDED April 30, 2004	3 MONTHS ENDED January 31, 2004	3 MONTHS ENDED October 31, 2003	YEAR ENDED July 31, 2003	3 MONTHS ENDED April 30, 2003	3 MONTHS ENDED January 31, 2003	3 MONTHS ENDED October 31, 2002
EXPENSES
Professional fees	-	-	-	-	-	-	-	-
Fees and licenses	$150	$58	$33	$26	$132	$33	$33	$33
Printer fees	-	-	-	-	-	-	-	-
Interest expense	11,105	2,772	2,772	2,762	11,048	2,762	2,762	2,762
Sundry and other	550	280	-	270	-	-	-	-

Total expenses	11,805	3,110	2,805	3,058	11,180	2,795	2,795	2,795

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(11,805)	(3,110)	(2,805)	(3,058)	(11,180)	(2,795)	(2,795)	(2,795)
PROVISION FOR INCOME TAXES	820	-	20	-	962	-	-	162

NET INCOME (LOSS)	(12,625)	(3,110)	(2,825)	(3,058)	(12,142)	(2,795)	(2,795)	(2,957)
ACCUMULATED DEFICIT, BEGINNING OF PERIOD	(990,151)	(996,035)	(993,209)	(990,151)	(978,010)	(983,763)	(980,968)	(978,010)

ACCUMULATED DEFICIT, END OF PERIOD	($1,002,776)	($999,145)	($996,035)	($993,209)	($990,151)	($986,558)	($983,763)	($980,968)

BASIC INCOME (LOSS) PER SHARE	($0.03)	($0.01)	($0.01)	($0.01)	($0.03)	($0.01)	($0.01)	($0.01)

DILUTED INCOME (LOSS) PER SHARE	($0.03)	($0.01)	($0.01)	($0.01)	($0.03)	($0.01)	($0.01)	($0.01)

WEIGHTED-AVERAGE SHARES OUTSTANDING	449,991	449,991	449,991	449,991	449,991	449,991	449,991	449,991

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSS AND DEFICIT

QUARTERLY FOR PERIODS ENDING OCTOBER 31, 2000 - JULY 31, 2002

(UNAUDITED)

	YEAR ENDED July 31, 2002	3 MONTHS ENDED April 30, 2002	3 MONTHS ENDED January 31, 2002	3 MONTHS ENDED October 31, 2001	YEAR ENDED July 31, 2001	3 MONTHS ENDED April 30, 2001	3 MONTHS ENDED January 31, 2001	3 MONTHS ENDED October 31, 2000
EXPENSES
Professional fees	-	-	-	-	-	-	-	-
Fees and licenses	$152	$53	$33	$33	$132	$33	$33	$33
Printer fees	-	-	-	-	-	-	-	-
Interest expense	10,928	2,762	2,702	2,702	10,808	2,702	2,702	2,702
Sundry and other	730	100	360	-	320	100	220	-

Total expenses	11,810	2,915	3,095	2,735	11,260	2,835	2,955	2,735

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(11,810)	(2,915)	(3,095)	(2,735)	(11,260)	(2,835)	(2,955)	(2,735)

PROVISION FOR INCOME TAXES	800	-	-	-	800	-	-	-

NET INCOME (LOSS)	(12,610)	(2,915)	(3,095)	(2,735)	(12,060)	(2,835)	(2,955)	(2,735)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD	(965,400)	(971,231)	(968,135)	(965,400)	(953,341)	(959,031)	(956,076)	(953,341)

ACCUMULATED DEFICIT, END OF PERIOD	($978,010)	($974,146)	($971,231)	($968,135)	($965,400)	($961,866)	($959,031)	($956,076)

BASIC INCOME (LOSS) PER SHARE	($0.03)	($0.01)	($0.01)	($0.01)	($0.03)	($0.01)	($0.01)	($0.01)

DILUTED INCOME (LOSS) PER SHARE	($0.03)	($0.01)	($0.01)	($0.01)	($0.03)	($0.01)	($0.01)	($0.01)

WEIGHTED-AVERAGE SHARES OUTSTANDING	449,991	449,991	449,991	449,991	449,991	449,991	449,991	449,991

JILCO INDUSTRIES, INC. STATEMENTS OF LOSS AND DEFICIT QUARTERLY FOR PERIODS ENDING OCTOBER 31, 1999 - JULY 31, 2000 (UNAUDITED)

	YEAR ENDED July 31, 2000	3 MONTHS ENDED April 30, 2000	3 MONTHS ENDED January 31, 2000	3 MONTHS ENDED October 31, 1999
EXPENSES
Professional fees	$3,449	-	-	$3,449
Fees and licenses	113	$40	$10	30
Printer fees	2,996	80	2,089	827
Interest expense	10,328	2,702	2,522	2,402
Sundry and other	-	-	-	-

Total expenses	16,886	2,822	4,621	6,708

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(16,886)	(2,822)	(4,621)	(6,708)

PROVISION FOR INCOME TAXES	800	-	-	-

NET INCOME (LOSS)	(17,686)	(2,822)	(4,621)	(6,708)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD	(935,655)	(946,984)	(942,363)	(935,655)

ACCUMULATED DEFICIT, END OF PERIOD	($953,341)	($949,806)	($946,984)	($942,363)

BASIC INCOME (LOSS) PER SHARE	($0.04)	($0.01)	($0.01)	($0.01)

DILUTED INCOME (LOSS) PER SHARE	($0.04)	($0.01)	($0.01)	($0.01)

WEIGHTED-AVERAGE SHARES OUTSTANDING	449,991	449,991	449,991	449,991

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

QUARTERLY FOR PERIODS ENDING OCTOBER 31, 2004 - JULY 31, 2006

(UNAUDITED)

	YEAR ENDED July 31, 2006	3 MONTHS ENDED April 30, 2006	3 MONTHS ENDED January 31, 2006	3 MONTHS ENDED October 31, 2005	YEAR ENDED July 31, 2005	3 MONTHS ENDED April 30, 2005	3 MONTHS ENDED January 31, 2005	3 MONTHS ENDED October 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($12,735)	($3,097)	($2,922)	($2,910)	($12,478)	($2,962)	($2,832)	($2,832)
Increase (decrease) in accounts payable	-	-	-	-	-	-	-	-
Increase in accrued interest	11,576	2,880	2,880	2,852	11,249	2,799	2,799	2,799
Increase (decrease) in accrued expenses	-	-	-	(800)	(800)	(800)	-	-

Net cash used in operating activities	(1,159)	(217)	(42)	(858)	(2,029)	(963)	(33)	(33)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,000	-	-	1,000	1,916	916	-	-

Net cash provided by financing activities	1,000	0	0	1,000	1,916	916	0	0

NET INCREASE (DECREASE) IN CASH	(159)	(217)	(42)	142	(113)	(47)	(33)	(33)
CASH, BEGINNING OF PERIOD	671	771	813	671	784	718	751	784

CASH, END OF PERIOD	$512	$554	$771	$813	$671	$671	$718	$751

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	-	-	-	-	-	-	-	-

INCOME TAXES PAID	$800	-	-	$800	$800	$800	-	-

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

QUARTERLY FOR PERIODS ENDING OCTOBER 31, 2002 - JULY 31, 2004

(UNAUDITED)

	YEAR ENDED July 31, 2004	3 MONTHS ENDED April 30, 2004	3 MONTHS ENDED January 31, 2004	3 MONTHS ENDED October 31, 2003	YEAR ENDED July 31, 2003	3 MONTHS ENDED April 30, 2003	3 MONTHS ENDED January 31, 2003	3 MONTHS ENDED October 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($12,625)	($3,110)	($2,825)	($3,058)	($12,142)	($2,795)	($2,795)	($2,957)
Increase (decrease) in accounts payable	-	-	-	-	-	-	-	-
Increase in accrued interest	11,105	2,772	2,772	2,762	11,048	2,762	2,762	2,762
Increase (decrease) in accrued payables	800	-	-	-	-	(800)	-	-

Net cash used in operating activities	(720)	(338)	(53)	(296)	(1,094)	(833)	(33)	(195)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,500	1,000	-	500	-	-	-	-

Net cash provided by financing activities	1,500	1,000	-	500	-	-	-	-

NET INCREASE (DECREASE) IN CASH	780	662	(53)	204	(1,094)	(833)	(33)	(195)
CASH, BEGINNING OF PERIOD	4	155	208	4	1,098	870	903	1,098

CASH, END OF PERIOD	$784	$817	$155	$208	$4	$37	$870	$903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

INTEREST PAID	-	-	-	-	-	-	-	-

INCOME TAXES PAID	$800	-	-	-	$800	$800	-	-

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

QUARTERLY FOR PERIODS ENDING OCTOBER 31, 2001 - JULY 31, 2002

(UNAUDITED)

	YEAR ENDED July 31, 2002	3 MONTHS ENDED April 30, 2002	3 MONTHS ENDED January 31, 2002	3 MONTHS ENDED October 31, 2001	YEAR ENDED July 31, 2001	3 MONTHS ENDED April 30, 2001	3 MONTHS ENDED January 31, 2001	3 MONTHS ENDED October 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($12,610)	($2,915)	($3,095)	($2,735)	($12,060)	($2,835)	($2,955)	($2,735)
Increase (decrease) in accounts payable	-	-	-	-	-	-	-	-
Increase in accrued interest	10,928	2,762	2,702	2,702	10,808	2,702	2,702	2,702
Increase (decrease) in accrued payables	(800)	(800)	(800)	-	800	-	-	-

Net cash used in operating activities	(2,482)	(953)	(1,193)	(33)	(452)	(133)	(253)	(33)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	3,000	-	3,000	-	-	-	-	-

Net cash provided by financing activities	3,000	-	3,000	-	-	-	-	-

NET INCREASE (DECREASE) IN CASH	518	(953)	1,807	(33)	(452)	(133)	(253)	(33)

CASH, BEGINNING OF PERIOD	580	2,354	547	580	1,032	746	999	1,032

CASH, END OF PERIOD	$1,098	$1,401	$2,354	$547	$580	$613	$746	$999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

INTEREST PAID	-	-	-	-	-	-	-	-

INCOME TAXES PAID	$1,600	$800	$800	-	$800	-	-	-

JILCO INDUSTRIES, INC. STATEMENTS OF CASH FLOWS QUARTERLY FOR PERIODS ENDING OCTOBER 31, 1999 - JULY 31, 2000 (UNAUDITED)

	YEAR ENDED July 31, 2000	3 MONTHS ENDED April 30, 2000	3 MONTHS ENDED January 31, 2000	3 MONTHS ENDED October 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($17,686)	($2,822)	($4,621)	($6,708)
Net increase (decrease) in accounts payable	($8,299)	-	($7,499)	-
Increase in accrued interest	10,328	2,702	2,522	2,402
Increase (decrease) in accrued payables	800	-	(800)	-

Net cash used in operating activities	(14,857)	(120)	(10,398)	(4,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	15,000	-	9,000	6,000

Net cash provided by financing activities	15,000	-	9,000	6,000

Net increase (decrease) in cash	143	(120)	(1,398)	1,694

CASH, BEGINNING OF PERIOD	889	1,185	2,583	889

CASH, END OF PERIOD	$1,032	$1,065	$1,185	$2,583

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

INTEREST PAID	-	-	-	-

INCOME TAXES PAID	$800	-	$800	-

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2006

(UNAUDITED)

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

JILCO INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2006

(UNAUDITED)

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

JILCO INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2006

(UNAUDITED)

SCHEDULE OF NOTES PAYABLE SHAREHOLDER

QUARTERLY AS OF OCTOBER 31, 1999 - JULY 31, 2006

(UNAUDITED)

	9% Note	10% Note	11% Note
Balance July 31, 1999	$40,000	$5,000	$8,250
Funds Advanced during Fiscal Quarter Ending October 1999	0	0	0
Funds Advanced during Fiscal Quarter Ending January 31, 2000	0	0	0
Funds Advanced during Fiscal Quarter Ending April 30, 2000	0	0	0
Ending Balance July 31, 2000	40,000	5,000	8,250

Funds Advanced during Fiscal Quarter Ending October 2000	0	0	0
Funds Advanced during Fiscal Quarter Ending January 31, 2001	0	0	0
Funds Advanced during Fiscal Quarter Ending April 30, 2001	0	0	0
Ending Balance July 31, 2001	40,000	5,000	8,250

Funds Advanced during Fiscal Quarter Ending October 2001	0	0	0
Funds Advanced during Fiscal Quarter Ending January 31, 2002	0	0	0
Funds Advanced during Fiscal Quarter Ending April 30, 2002	0	0	0
Ending Balance July 31, 2002	40,000	5,000	8,250

Funds Advanced during Fiscal Quarter Ending October 31, 2002 Funds Advanced during Fiscal Quarter Ending January 31, 2003	0 0	0 0	0 0
Funds Advanced during Fiscal Quarter Ending April 30, 2003	0	0	0
Ending Balance July 31, 2003	40,000	5,000	8,250

Funds Advanced during Fiscal Quarter Ending October 2003	0	0	0
Funds Advanced during Fiscal Quarter Ending January 31, 2004	0	0	0
Funds Advanced during Fiscal Quarter Ending April 30, 2004	0	0	1,000
Ending Balance July 31, 2004	40,000	5,000	9,250

Funds Advanced during Fiscal Quarter Ending October 2004	0	0	0
Funds Advanced during Fiscal Quarter Ending January 31, 2005	0	0	0
Funds Advanced during Fiscal Quarter Ending April 30, 2005	0	0	1,916
Ending Balance July 31, 2005	40,000	5,000	11,166

Funds Advanced during Fiscal Quarter Ending October 2005	0	0	1,000
Funds Advanced during Fiscal Quarter Ending January 31, 2006	0	0	0
Funds Advanced during Fiscal Quarter Ending April 30, 2006	0	0	0
Ending Balance July 31, 2006	$40,000	$5,000	$12,166

NOTE 4 - NOTES PAYABLE

There are three separate Notes Payable, all unsecured and all in favor of an affiliate of the controlling shareholder of the Company and are due July 31, 2007. Interest on each note accrues at 8% per annum and is payable on July 31, 2007.

JILCO INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2006

(UNAUDITED)

SCHEDULE OF NOTES PAYABLE COMBINED BALANCES

QUARTERLY AS OF OCTOBER 31, 1999 - JULY 31, 2006

(UNAUDITED)

Balance July 31, 1999	$57,500
Funds Advanced during Fiscal Quarter Ending October 1999	$6,000
Funds Advanced during Fiscal Quarter Ending January 31, 2000	$9,000
Funds Advanced during Fiscal Quarter Ending April 31, 2000	$0
Ending Balance July 31, 2000	$72,500

Funds Advanced during Fiscal Quarter Ending October 2000	$0
Funds Advanced during Fiscal Quarter Ending January 31, 2001	$0
Funds Advanced during Fiscal Quarter Ending April 31, 2001	$0
Ending Balance July 31, 2001	$72,500

Funds Advanced during Fiscal Quarter Ending October 2001	$0
Funds Advanced during Fiscal Quarter Ending January 31, 2002	$3,000
Funds Advanced during Fiscal Quarter Ending April 31, 2002	$0
Ending Balance July 31, 2002	$75,500

Funds Advanced during Fiscal Quarter Ending October 2002	$0
Funds Advanced during Fiscal Quarter Ending January 31, 2003	$0
Funds Advanced during Fiscal Quarter Ending April 31, 2003	$0
Ending Balance July 31, 2003	$75,500
(Note Payable Cont.)
Funds Advanced during Fiscal Quarter Ending October 2003	$500
Funds Advanced during Fiscal Quarter Ending January 31, 2004	$0
Funds Advanced during Fiscal Quarter Ending April 31, 2004	$0
Ending Balance July 31, 2004	$76,000

Funds Advanced during Fiscal Quarter Ending October 2004	$0
Funds Advanced during Fiscal Quarter Ending January 31, 2005	$0
Funds Advanced during Fiscal Quarter Ending April 31, 2005	$0
Ending Balance July 31, 2005	$76,000

Funds Advanced during Fiscal Quarter Ending October 2005	$0
Funds Advanced during Fiscal Quarter Ending January 31, 2006	$0
Funds Advanced during Fiscal Quarter Ending April 31, 2006	$0
Ending Balance July 31, 2006	$76,000

NOTE 5 - INCOME TAXES

For the years ended July 31, 2000 - 2006, the Company did not provide a provision for income taxes due to the net losses incurred. At July 31 in each of those years the Company had approximately net operating loss carryforwards for federal and state income tax purposes as shown in the table below, that began to expire in 2000. The components of the Company’s deferred tax assets and liabilities for income taxes consisted of a deferred tax asset relating to the net operating loss carryforwards for such years as shown in the table below. The other components of the Company’s deferred tax assets and liabilities are immaterial. The Company has established a valuation allowance as shown in the table below for the years ended July 31, 2000 - 2006, to fully offset its deferred tax assets as the Company does not believe the recoverability of these deferred tax assets is more likely than not. The valuation allowance increased as shown in the table during the years ended July 31, 2000 - 2006.

JILCO INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2006

(UNAUDITED)

Annual Net Tax Losses Sustained and Applied and Deferred Recoverable Assets

Tax Year	Loss Sustained	Loss Previously Applied	Loss Remaining	Valuation Allowance	Deferred Recoverable Tax Assets

July 31, 1992	$950	$0	$950	$950	$0
July 31, 1993	$920	$0	$920	$920	$0
July 31, 1994	$2,002	$0	$2,002	$2,002	$0
July 31, 1995	$878	$0	$878	$878	$0
July 31, 1996	$925	$0	$925	$925	$0
July 31, 1997	$3,393	$0	$3,393	$3,393	$0
July 31, 1998	$44,728	$0	$44,728	$44,728	$0
July 31, 1999	$9,760	$0	$9,760	$9,760	$0
July 31, 2000	$14,846	$0	$14,846	$14,846	$0
July 31, 2001	$463	$0	$463	$463	$0
July 31, 2002	$2,482	$0	$2,482	$2,482	$0
July 31, 2003	$965	$0	$965	$965	$0
July 31, 2004	$720	$0	$720	$720	$0
July 31, 2005	$1,919	$0	$1,919	$1,919	$0
July 31, 2006	$1,173	$0	$1,173	$1,173	$0

TOTAL	$84,951	$0	$84,951	$84,951	$0

Controls and Procedures

As indicated in the certifications in Exhibits 31.1 and 31.2 of this Annual Report, the Company’s chief executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of July 31, 2006. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.