Form 10QSB
period 2006-10-31
JILCO INDUSTRIES INC
filed 2006-12-01
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended October 31, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On October 31, 2006 there were 449,991 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

JILCO INDUSTRIES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	October 31, 2006	July 31, 2006
ASSETS
CURRENT ASSETS
Cash	$1,981	$512

TOTAL CURRENT ASSETS	1,981	512

TOTAL ASSETS	$1,981	$512

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Accrued Payables	$9,660	$800
Interest payable	147,575	144,585
Note payable	76,000	76,000
Notes payable shareholder	67,166	57,166

Total current liabilities	300,401	278,551
SHAREHOLDERS’ EQUITY
Common stock, no par value 1,500,000 shares authorized 449,991 shares issued and outstanding	749,950	749,950
Accumulated deficit	(1,048,370)	(1,027,990)

Total shareholders’ deficit	(298,420)	(278,040)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,981	$512

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended October 31,
	2006	2005
EXPENSES
Fees and licenses	—	$42
Interest expense	$2,990	2,990
Legal/Professional Fees	11,870	—
Public Filing Expenses	3,195	—
Sundry and other	1,526	—

Total expenses	19,581	3,032

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(19,581)	(3,032)
PROVISION FOR INCOME TAXES	800	16

NET INCOME (LOSS)	($20,381)	($3,048)

BASIC INCOME (LOSS) PER SHARE	($0.05)	($0.01)

DILUTED INCOME (LOSS) PER SHARE	($0.05)	($0.01)

WEIGHTED-AVERAGE SHARES OUTSTANDING	449,991	449,991

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended October 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($20,381)	($3,048)
Increase (decrease) in accounts payable	8,860	—
Increase in accrued interest	2,990	2,990
Increase (decrease) in accrued expenses	—	(800)

Net cash used in operating activities	(8,531)	(858)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	10,000	1,000

Net cash provided by financing activities	10,000	1,000

NET INCREASE (DECREASE) IN CASH	1,469	142
CASH, BEGINNING OF PERIOD	512	671

CASH, END OF PERIOD	$1,981	$813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	—	—

INCOME TAXES PAID	$800	$800

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 1 – Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Jilco Industries, Inc. (the “Company”) has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. It has not engaged in any revenue generating activities since that time nor since the last filing of its Form 10-KSB on August 30, 2006 for the fiscal year ended July 31, 2006. The expenses the Company has incurred since that time represent those necessary to keep the Company in good standing with the United States Securities and Exchange Commission and in its state of residence.

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

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest are due on demand.

SCHEDULE OF NOTES PAYABLE TO SHAREHOLDER

AS OF OCTOBER 31, 2006

	9% Note	10% Note	11% Note
Ending Balance July 31, 2006	$40,000	$5,000	$12,166
Funds Advanced during Fiscal Quarter Ending October 31, 2006	0	0	10,000

Ending Balance October 31, 2006	$40,000	$5,000	$22,166

NOTE 4 - NOTES PAYABLE

There are three Notes Payable, each of which is unsecured and in favor of an affiliate of the controlling shareholder of the Company and principal on each is due on July 31, 2007. Interest accrues at 8% per annum and is payable on July 31, 2007. Each note is currently in compliance with its terms.

SCHEDULE OF NOTES PAYABLE

AS OF OCTOBER 31, 2006

Ending Balance July 31, 2006	$76,000
Funds Advanced during Fiscal Quarter Ending October 31, 2006	0

Ending Balance October 31, 2006	$76,000

NOTE 5 - INCOME TAXES

For the years ended July 31, 2000 - 2006, the Company did not provide a provision for income taxes due to the net losses incurred. At July 31 in each of those years the Company had approximately net operating loss carryforwards for federal and state income tax purposes as shown in the table below, that began to expire in 2000. The components of the Company's deferred tax assets and liabilities for income taxes consisted of a deferred tax asset relating to the net operating loss carryforwards for such years as shown in the table below. The other components of the Company's deferred tax assets and liabilities are immaterial. The Company has established a valuation allowance as shown in the table below for the years ended July 31, 2000 - 2006, to fully offset its deferred tax assets as the Company does not believe the recoverability of these deferred tax assets is more likely than not. The valuation allowance increased as shown in the table below during the years ended July 31, 2000—2006.

Annual Net Tax Losses Sustained and Applied and Deferred Recoverable Assets

Tax Year	Loss Sustained	Loss Previously Applied	Loss Remaining	Valuation Allowance	Deferred Recoverable Tax Assets
July 31, 2000	$14,846	$0	$14,846	$14,846	$0
July 31, 2001	$463	$0	$463	$463	$0
July 31, 2002	$2,482	$0	$2,482	$2,482	$0
July 31, 2003	$965	$0	$965	$965	$0
July 31, 2004	$720	$0	$720	$720	$0
July 31, 2005	$1,919	$0	$1,919	$1,919	$0
July 31, 2006	$1,157	$0	$1,157	$1,157	$0

TOTAL	$22,552	$0	$22,552	$22,552	$0

NOTE 6 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibits 31.1 and 32.1 of this Annual Report, the Company’s Chief Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of October 31, 2006. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Our affiliates have for a number of years, and will continue during the foreseeable future, to lend us all funds necessary for us to maintain our corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to us during the fiscal quarters ending October 31, 2006 and October 31, 2005.

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

We did not sell any equity securities during the fiscal quarter ended October 31, 2006 that were not registered under the Securities Act of 1933.

We did not receive any “offering proceeds” within the meaning of Rule 463 under the Securities Act of 1933 during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal quarter ended October 31, 2006 to a vote of our security holders through the solicitation of proxies or otherwise.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(1) to the Company’s 1989 Form 10-K).

3.2	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the Company’s 1989 Form 10-K).

10.1	Revolving Demand Note, dated November 10, 1995 , between the Company and TRACO (incorporated by reference to Exhibit 10(1) to the Company’s 1996 Form 10-K).

10.2	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.3	Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1990 Form 10-K).

10.4	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.5	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1990 Form 10-K).

10.6	Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1989 Form 10-K).

10.7	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.8	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.9	Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1989 Form 10-K).

10.10	Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.11	Promissory Note, dated August 9, 1972, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.12	Note Extension and Modification Agreement, effective December 31, 1997, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10.12 to the Company’s 2006 Form 10-K)

10.13	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross(incorporated by reference to Exhibit 10.13 to the Company’s 2006 Form 10-K)

10.14	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross(incorporated by reference to Exhibit 10.14 to the Company’s 2006 Form 10-K)

10.15	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross(incorporated by reference to Exhibit 10.15 to the Company’s 2006 Form 10-K)

31.1	Rule 13a-14(a) Certification. **

32.1	Section 1350 Certification. **

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JILCO INDUSTRIES, INC.

Date: November 15, 2006	By:	/s/ Martha Kretzmer
Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer