Form 10QSB
period 2007-01-31
JILCO INDUSTRIES INC
filed 2007-02-22
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended January 31, 2007

or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

On January 31, 2007 there were 449,991 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

JILCO INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	January 31, 2007	July 31, 2006
ASSETS
CURRENT ASSETS
Cash	$3,188	$512

TOTAL CURENT ASSETS	3,188	512

TOTAL ASSETS	$3,188	$512

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Accrued Payables	$0	$800
Interest Payable	150,858	144,585
Note Payable	76,000	76,000
Notes Payable Shareholder	79,166	57,166

TOTAL CURRENT LIABILITIES	306,024	278,551

SHAREHOLDERS’ EQUITY
Common Stock, no par value 1,500,000 Shares Authorized 449,991 Shares Issued and Outstanding	749,950	749,950
Accumulated Deficit	(1,052,786)	(1,027,990)

TOTAL SHAREHOLDERS’ EQUITY	(302,836)	(278,040)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$3,188	$512

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
EXPENSES
Fees and Licenses	$42	$42	$98	$84
Interest Expense	3,283	2,880	6,272	5,732
Legal/Professional Fees	1,791	—	16,956	—
Sundry & Other	—	—	1,470	—

TOTAL EXPENSES	5,116	2,922	24,796	5,816

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(5,116)	(2,922)	(24,796)	(5,816)
PROVISION FOR INCOME TAXES	—	—	800	16

NET INCOME (LOSS)	$(5,116)	$(2,922)	$(25,596)	$(5,832)

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.06)	$(0.01)

DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.06)	$(0.01)

WEIGHTED-AVERAGE SHARES OUTSTANDING	449,991	449,991	449,991	449,991

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(5,116)	$(2,922)	$(25,596)	$(5,832)
Increase (Decrease) in Accounts Payable	(8,960)	—	—	—
Increase in Accrued Interest	3,283	2,880	6,272	5,732
Increase (Decrease) in Accrued Expenses	—	—	—	(800)

NET CASH USED IN OPERATING ACTIVITIES	(10,793)	(42)	(19,324)	(900)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	12,000	—	22,000	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,000	0	22,000	1,000

NET INCREASE (DECREASE) IN CASH	1,207	(42)	2,676	100
CASH, BEGINNING OF PERIOD	1,981	813	512	671

CASH, END OF PERIOD	$3,188	$771	$3,188	$771

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST PAID	—	—	—	—

INCOME TAXES PAID	—	—	$800	$800

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007

NOTE 1 - Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Jilco Industries, Inc. (the “Company”) has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. It has not engaged in any revenue generating activities since that time nor since the last filing of its Form 10-QSB on November 21, 2006 for the fiscal quarter ended October 31, 2006. The expenses the Company has incurred since that time represent those necessary to keep the Company in good standing with the United States Securities and Exchange Commission and in its state of residence.

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

Basis of Presentation

The financial statements of the Company have been prepared on the basis of the Company continuing as a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 was effective for the Company beginning November 1, 2007. The Company has determined that this statement will have no effect on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140 (SFAS 156), which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 was effective for the Company on November 1, 2006. The adoption of this statement has not had a material impact on its financial statements.

These and other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - LOSS PER SHARE

The Company calculates basic loss per share using the weighted-average number of shares outstanding for the period. Diluted loss per share includes both the weighted- average number of shares and any common share equivalents such as options or warrants in the calculation. As the Company had no common share equivalents outstanding during any periods presented, basic and diluted loss per share are the same.

NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

There are three Notes Payable to a Shareholder at January 31 consisting of the following, all of which are in compliance with their terms:

9% Note - Revolving unsecured note payable, interest accrues at 9% per annum. Principal and accrued interest are due on demand.

10% Note - Revolving unsecured note payable, interest accrues at 10% per annum. Principal and accrued interest are due on demand.

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest are due on demand.

SCHEDULE OF NOTES PAYABLE TO SHAREHOLDER

AS OF JANUARY 31, 2007

	9% Note	10% Note	11% Note
Ending Balance October 31, 2006	$40,000	$5,000	$22,166
Funds Advanced during Fiscal Quarter Ending January 31, 2007	0	0	12,000

Ending Balance January 31, 2007	$40,000	$5,000	$34,166

NOTE 4 - NOTE PAYABLE - AFFILIATE

There is one Note Payable that is unsecured and in favor of an affiliate of the controlling shareholder of the Company and principal is due on July 31, 2007. Interest accrues at 8% per annum and is payable on July 31, 2007. This note is currently in compliance with its terms.

SCHEDULE OF NOTE PAYABLE TO AFFILIATE

AS OF JANUARY 31, 2007

Ending Balance October 31, 2006	$76,000
Funds Advanced during Fiscal Quarter Ending January 31, 2007	0

Ending Balance January 31, 2007	$76,000

NOTE 5 - INCOME TAXES

For the years ended July 31, 2000–2006, the Company did not make a provision for income taxes due to the net losses incurred. At July 31 in each of those years the Company had net operating loss carryforwards for federal and state income tax purposes approximately as shown in the table below, that began to expire in 2000. The components of the Company’s deferred tax assets and liabilities for income taxes consisted of a deferred tax asset relating to the net operating loss carryforwards for such years as shown in the table below. The other components of the Company’s deferred tax assets and liabilities are immaterial. The Company has established a valuation allowance as shown in the table below for the years ended July 31, 2000–2006, to fully offset its deferred tax assets as the Company does not believe the recoverability of these deferred tax assets is more likely than not. The valuation allowance increased as shown in the table below during the years ended July 31, 2000–2006.

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

NOTE 6 - CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibits 31.1 and 32.1 of this Quarterly Report, the Company’s Chief Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of January 31, 2007. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Jilco Industries, Inc.’s (the “Company”) affiliates and a shareholder have for a number of years loaned, and will continue to lend to the Company during the foreseeable future, all funds necessary for it to maintain its corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to the Company during the fiscal quarters ending January 31, 2007 and January 31, 2006.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition of the Company, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

This Form 10-QSB may contain statements that are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “estimates,” “anticipates,” “plans,” “believes,” “projects,” “expects,” “intends,” “predicts,” “potential,” “future,” “may,” “contemplates,” “will,” “should,” “could,” “would” or the negative of such terms or other comparable terminology. These statements relate to the Company’s future operations and financial performance or other future events. Many of the forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the Company’s management and estimates and projections.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as the end of the period covered by this report, the Company’s chief executive officer and the principal financial officer concluded that its disclosure controls and procedures were adequate. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any equity securities during the fiscal quarter ended January 31, 2007 that were not registered under the Securities Act of 1933.

The Company did not receive any “offering proceeds” within the meaning of Rule 463 under the Securities Act of 1933 during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal quarter ended January 31, 2007 to a vote of the Company’s security holders through the solicitation of proxies or otherwise.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(1) to the Company’s 1989 Form 10-K).

3.2	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the Company’s 1989 Form 10-K).

10.1	Revolving Demand Note, dated November 10, 1995, between the Company and TRACO (incorporated by reference to Exhibit 10(1) to the Company’s 1996 Form 10-K).

10.2	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.3	Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1990 Form 10-K).

10.4	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.5	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1990 Form 10-K).

10.6	Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1989 Form 10-K).

10.7	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.8	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.9	Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1989 Form 10-K).

10.10	Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.11	Promissory Note, dated August 9, 1972, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.12	Note Extension and Modification Agreement, effective December 31, 1997, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10.12 to the Company’s 2006 Form 10-K)

10.13	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10.13 to the Company’s 2006 Form 10-K)

10.14	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10.14 to the Company’s 2006 Form 10-K)

10.15	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10.15 to the Company’s 2006 Form 10-K)

31.1	Rule 13a-14(a) Certification. **

32.1	Section 1350 Certification. **

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JILCO INDUSTRIES, INC.

Date: February 21, 2007	By:	/s/ Martha Kretzmer
Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer