Form 10QSB
period 2007-04-30
JILCO INDUSTRIES INC
filed 2007-05-31
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended April 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On April 30, 2007 there were 449,991 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

JILCO INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	April 30, 2007	July 31, 2006
ASSETS
CURRENT ASSETS
Cash	$1,144	$512

TOTAL CURENT ASSETS	1,144	512

TOTAL ASSETS	$1,144	$512

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Accrued Payables	—	—
Interest payable	$154,369	$144,585
Note payable	76,000	76,000
Notes payable shareholder	85,166	57,166

TOTAL CURRENT LIABILITIES	315,535	277,751

SHAREHOLDERS’ EQUITY
Common stock, no par value 1,500,000 shares authorized 449,991 shares issued and outstanding	749,950	749,950

Accumulated deficit	(1,064,342)	(1,027,189)

TOTAL SHAREHOLDERS’ DEFICIT	(314,392)	(277,239)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,144	$512

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
EXPENSES
Fees and licenses	$90	$67	$188	$151
Interest expense	3,512	2,880	9,785	8,612
Professional Fees	2,110	—	19,066	—
Printing Fees	2,169	—	2,169	—
Shareholder Services	3,231	—	3,231	—
Sundry and other	444	150	1,914	150

TOTAL EXPENSES	11,556	3,097	36,352	8,913

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(11,556)	(3,097)	(36,352)	(8,913)
PROVISION FOR INCOME TAXES	—	—	800	16

NET INCOME (LOSS)	$(11,556)	$(3,097)	$(37,152)	$(8,929)

BASIC INCOME (LOSS) PER SHARE	$(0.03)	$(0.01)	$(0.08)	$(0.02)

DILUTED INCOME (LOSS) PER SHARE	$(0.03)	$(0.01)	$(0.08)	$(0.02)

WEIGHTED-AVERAGE SHARES OUTSTANDING	449,991	449,991	449,991	449,991

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,556)	$(3,097)	$(37,153)	$(8,929)
Increase in accrued interest	3,512	2,880	9,785	8,612
Increase (decrease) in accrued expenses	—	0	0	(800)

NET CASH USED IN OPERATING ACTIVITIES	(8,044)	(217)	(27,368)	(1,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	6,000	0	28,000	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	0	28,000	1,000

NET INCREASE (DECREASE) IN CASH	(2,044)	(217)	632	(117)
CASH, BEGINNING OF PERIOD	3,188	771	512	671

CASH, END OF PERIOD	$1,144	$554	$1,144	$554

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	—	—	—	—

INCOME TAXES PAID	—	—	$800	$800

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007

NOTE 1 – Description of the Business and Summary of Significant Accounting

Policies Description of the Business

Jilco Industries, Inc. (the “Company”) has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. It has not engaged in any revenue generating activities since that time nor since the end of its last fiscal quarter ended January 31, 2007, as reflected in its last filing of its Form 10-QSB on February 21, 2007 for the fiscal quarter ended January 31, 2007. The expenses the Company has incurred since that time represent those necessary to keep the Company in good standing with the United States Securities and Exchange Commission and in its state of residence.

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

These and other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

NOTE 3 - NOTES PAYABLE TO SHAREHOLDER

There are three Notes Payable to a Shareholder at April 30, 2007 consisting of the following, all of which are in compliance with their terms:

9% Note - Revolving unsecured note payable, interest accrues at 9% per annum. Principal and accrued interest are due on demand.

10% Note - Revolving unsecured note payable, interest accrues at 10% per annum. Principal and accrued interest are due on demand.

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest are due on demand.

SCHEDULE OF NOTES PAYABLE – SHAREHOLDER

AS OF APRIL 30, 2007

	9% Note	10% Note	11% Note
Ending Balance January 31, 2007	$40,000	$5,000	$34,166
Funds Advanced during Fiscal Quarter Ending April 30, 2007	0	0	6,000

Ending Balance April 30, 2007	$40,000	$5,000	$40,166

NOTE 4 - NOTE PAYABLE - AFFILIATE

There is one Note Payable that is unsecured and in favor of an affiliate of the controlling shareholder of the Company and principal is due on July 31, 2007. Interest accrues at 8% per annum and is payable on July 31, 2007. This note is currently in compliance with its terms.

SCHEDULE OF NOTE PAYABLE – AFFILIATE

AS OF APRIL 30, 2007

Ending Balance January 31, 2006	$76,000
Funds Advanced during Fiscal Quarter Ending April 30, 2007	0

Ending Balance April 30, 2007	$76,000

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

Annual Net Tax Losses Sustained and Applied and Deferred Recoverable Assets:

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

NOTE 6 - CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibits 31.1 and 32.1 of this Quarterly Report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of April 30, 2007. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

Jilco Industries, Inc.’s (the “Company”) affiliates and a shareholder have for a number of years loaned, and will continue to lend to the Company during the foreseeable future, all funds necessary for it to maintain its corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to the Company during the fiscal quarters ending April 30, 2007 and April 30, 2006 as well as for the nine month periods ending April 30, 2007 and April 30, 2006.

Results of Operations

To date, the Company has not generated any revenues. It has focused its efforts on locating assets to recommence revenue-producing operations.

General and administrative expenses were $11,556 for the three-month period ended April 30, 2007, compared to $3,097 for the three-month period ended April 30, 2006, an increase of $8,459. This increase is primarily attributable to increases in professional fees, printing fees and shareholder services fees.

General and administrative expenses were $36,352 for the nine-month period ended April 30, 2007, compared to $8,913 for the nine-month period ended April 30, 2006, an increase of $27,439. This increase is primarily attributable to increases in professional fees, printing fees and shareholder services fees.

Interest expense was $3,512 for the three-month period ended April 30, 2007, compared to $2,880 for the three-month period ended April 30, 2006, an increase of $632. This increase is due to an increase in the balance of a note payable to a shareholder.

Interest expense was $9,785 for the nine-month period ended April 30, 2007, compared to $8,612 for the nine-month period ended April 30, 2006, an increase of $1,173. This increase is due to an increase in the balance of a note payable to a shareholder.

The Company had a net loss of $11,556 or $0.03 per share for the three-month period ended April 30, 2007, compared to a net loss of $3,097 or $0.01 per share for the three-month period ended April 30, 2006. It had a net loss of $37,152, or $0.08 per share for the nine-month period ended April 30, 2007, compared to a net loss of $8,929 or $0.02 per share for the nine-month period ended April 30, 2006. The Company expects to incur additional net losses in the fiscal year ending July 31, 2007, primarily attributable to continued expenditures without the benefit of any revenue for the remainder of the year.

Liquidity and Capital Resources

Jilco Industries, Inc. has incurred negative cash flow from operations since its inception. As of April 30, 2007, it had cash of $1,144 and an accumulated deficit of $1,064,342. The Company’s negative operating cash flow for over 30 years has been funded through affiliate and shareholder loans.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of the Company’s business. As reflected in the accompanying financial statements, the Company had a net loss of $11,556 and negative cash flow from operations of $ 8,044 for the three-month period ended April 30, 2007, a net loss of $37,152 and negative cash flow from operations of $ 27,368 for the nine-month period ended April 30, 2007 and a stockholders deficit of $314,392 as of April 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent on its ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as the end of the period covered by this report, the Company’s chief executive officer and the chief financial officer concluded that its disclosure controls and procedures were adequate. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any equity securities during the fiscal quarter ended April 30, 2007 that were not registered under the Securities Act of 1933.

The Company did not receive any “offering proceeds” within the meaning of Rule 463 under the Securities Act of 1933 during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

On March 13, 2007, the Company’s stockholders approved by unanimous written consent of a majority of the shareholders without a meeting, and effective as of the close of business on May 17, 2007, the Company completed, a 2 for 1 forward split of its common stock. Additionally, on March 13, 2007, the Company’s stockholders approved and the Company has filed, an amendment to the Company’s Articles of Incorporation increasing the Company’s authorized capital stock to 250,000,000 shares of common stock and 10,000,000 shares of preferred stock, on a post-forward stock split basis.

The Amended and Restated Articles of Incorporation were filed with the California Secretary of State on May 17, 2007. See Exhibit 3.1.

On March 13, 2007 the shareholders further resolved by unanimous written consent of a majority of the shareholders without a meeting, to provide authorization for the Board of Directors (1) to file further amendments to the Company’s Articles of Incorporation to change the name of the Company and (2) to determine the rights, preferences and privileges of the Preferred Stock as the Board of Directors may determine in its sole discretion in connection with the issuance of one or more series of such Preferred Stock from and out of the 10,000,000 shares of Preferred Stock authorized for issuance in the Amended and Restated Articles of Incorporation.

Also on March 13, 2007 the Company’s shareholders approved by unanimous written consent of a majority of the shareholders without a meeting, new Amended and Restated Bylaws. See Exhibit 3.2. The changes effected by the Amended and Restated Bylaws included an increase in the authorized number of directors to not less than three (3) nor more than seven (7) and other minor changes necessary to have certain provisions conform to current requirements of governmental rules and regulations.

Item 5.	Other Information

See discussion under Item 4 above.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant **

3.2	Amended and Restated By-Laws of the Registrant **

10.1	Revolving Demand Note, dated November 10, 1995, between the Company and TRACO (incorporated by reference to Exhibit 10(1) to the Company’s 1996 Form 10-K).

10.2	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.3	Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1990 Form 10-K).

10.4	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.5	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1990 Form 10-K).

10.6	Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1989 Form 10-K).

10.7	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.8	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.9	Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1989 Form 10-K).

10.10	Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.11	Promissory Note, dated August 9, 1972, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.12	Note Extension and Modification Agreement, effective December 31, 1997, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10.12 to the Company’s 2006 Form 10-K)

10.13	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10.13 to the Company’s 2006 Form 10-K)

10.14	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10.14 to the Company’s 2006 Form 10-K)

10.15	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10.15 to the Company’s 2006 Form 10-K)

31.1	Rule 13a-14(a) Certification. **

32.1	Section 1350 Certification. **

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JILCO INDUSTRIES, INC.

Date: May 25, 2007	By:	/s/ Martha Kretzmer
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer