Form 10KSB
period 2007-07-31
JILCO INDUSTRIES INC
filed 2007-10-24
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2007

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

310-788-3813

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

The issuer’s revenue for the fiscal year ended July 31, 2007 was $0.

On July 31, 2007 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $0 computed by reference to the price at which the common equity was last transacted on that date.

On July 31, 2007, the issuer had approximately 899,978 shares of Common Stock, no par value issued and outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

Unless the context in this Annual Report otherwise requires, all references in this Annual Report to “Company,” “our,” “us” and “we” refer to Jilco Industries, Inc.

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

We have had recurring losses and expect losses to continue for the foreseeable future. We incurred net losses of $51,360 and $12,735 during the fiscal years ended July 31, 2007 and 2006 respectively. See the Financial Statements and related notes begin on Page F-1 of this Annual Report which show net losses at each reported fiscal year end and each interim fiscal quarter. Presently we do not have revenue-producing operations. Any future operations may not be sufficient to generate the revenues necessary to reach profitability.

Because of our limited capital, unless we obtain substantial additional capital we may not have sufficient capital to continue as a going concern. As stated in the Notes to our Financial Statements, because we have suffered recurring losses and a have a deficiency in net assets and working capital, there is substantial doubt about our ability to continue as a going concern. However, our affiliates have for a number of years and intend to continue during the next twelve months to lend us all funds necessary to maintain our corporate and filing status.

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

On March 13, 2007, the Company’s stockholders approved by unanimous written consent of a majority of the shareholders without a meeting, and effective as of the close of business on May 17, 2007, the Company completed, a 2 for 1 forward split of its common stock. Additionally, on March 13, 2007, the Company’s stockholders approved and the Company filed, an amendment to the Company’s Articles of Incorporation increasing the Company’s authorized capital stock to 250,000,000 shares of common stock and 10,000,000 shares of preferred stock, on a post-forward stock split basis.

The Amended and Restated Articles of Incorporation were filed with the California Secretary of State on May 17, 2007.

On March 13, 2007, the shareholders further resolved by unanimous written consent of a majority of the shareholders without a meeting, to provide authorization for the Board of Directors (1) to file further amendments to the Company’s Articles of Incorporation to change the name of the Company and (2) to determine the rights, preferences and privileges of the Preferred Stock as the Board of Directors may determine in its sole discretion in connection with the issuance of one or more series of such Preferred Stock from and out of the 10,000,000 shares of Preferred Stock authorized for issuance in the Amended and Restated articles of Incorporation.

Also on March 13, 2007 the Company’s shareholders approved by unanimous written consent of a majority of the shareholders without a meeting, new Amended and Restated Bylaws. The changes effected by the Amended and Restated Bylaws included an increase in the authorized number of directors to not less than three (3) and not more than seven (7) and other minor changes necessary to have certain provisions conform to current requirements of governmental rules and regulations.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Our common stock is not traded in any public trading market.

(b) Holders.

On July 31, 2007, our common stock of record was held by approximately 783 holders.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

We do not have any compensation plans under which equity securities are authorized for issuance.

Issuer Purchases of Equity Securities

During our fiscal year ended July 31, 2007, no purchase was made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities and Exchange Act of 1934, of shares or other units of any class of our equity securities that is registered by us pursuant to section 12 of that Act.

Recent Sales of Unregistered Equity Securities

We did not sell any equity securities during the fiscal year ended July 31, 2007 that were not registered under the Securities Act of 1933.

Authorization for Increase in Total Number of Shares

During the fiscal year ended July 31, 2007, we amended and restated the Articles of Incorporation allowing for the authority to increase the total number of shares issued to 260,000,000 shares, of which (i) 250,000,000 shares are designated as Common Stock, no par value; and (ii) 10,000,000 shares are Preferred Stock, no par value.

Subscription Agreement for the Conversion of Notes Payable to Common Stock

On August 7, 2007, five Note Holders collectively requested and the Company subsequently approved a conversion of certain revolving notes payable representing $132,166 of principal as of June 30, 2005 and $132,060 of accrued interest as of June 30, 2005 into 3,523,005 Shares of Common Stock, no par value, at a conversion rate of $0.075 per share. The shares described above were issued on September 25, 2007.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to the financial statements included elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors, “ that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of July 31, 2007 unless expressly stated otherwise, and we undertake no duty to update this information.

Our affiliates have for a number of years, and intend to continue during the next twelve months, to lend us all funds necessary for us to maintain our corporate and filing status. The notes payable schedules appearing in the notes to the financial statements beginning on Page F-1 of this Annual Report show funds lent to us during the past fiscal year.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Results of Operations—Comparison of the Years Ended July 31, 2007 and 2006

Revenue

We had no revenues from operations during either 2007 or 2006. We have focused our efforts on locating assets to recommence revenue-producing operations.

General and Administrative Expense

General and administrative expenses were $50,560 for the year ended July 31, 2007, compared to $11,919 for the year ended July 31, 2006, an increase of $38,641. This increase is attributable to increases in professional fees, printing fees and transfer agent shareholder services fees.

Interest Expense

Interest expense was $13,490 for the year ended July 31, 2007, compared to $11,576 for the year ended July 31, 2006, an increase of $1,914. This increase is due to an increase in notes payable shareholder. However with the conversion of certain Notes Payable and interest accrued thereon through June 30, 2005 into 3,523,005 shares of common stock in the first quarter of fiscal year 2008 we expect interest expense to significantly decrease in fiscal year 2008.

Net Loss

We had a net loss of $51,360 or $0.09 per share for the year ended July 31, 2007, compared to a net loss of $12,735 or $0.03 per share for the year ended July 31, 2006. We expect to incur additional net losses attributable to continued expenditures until we have revenues sufficient to offset continued expenditures.

Liquidity and Capital Resources

We have incurred negative cash flow from operations since our inception. As of July 31, 2007, we had cash of $1,551 and an accumulated deficit of $1,079,350. Our negative operating cash flow since inception has been funded through affiliate and shareholder loans.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $51,360 and negative cash flow from operations of $ 35,960 for the year ended July 31, 2007, and a stockholders deficit of $1,079,350 as of July 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and share-based payments. We base our estimates on anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results of the Company reports in its financial statements.

It is the Company’s policy to expense share-based payments as of the date of grant in accordance with Financial Accounting Statements Board (“FASB”) Statement number 123R “Share-Based Payment.” Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Under current practice, the reporting entity can account for share-based payment under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and disclose share-based compensation as if accounted for under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. It the Company’s policy to expense share based payments as of the date of grant. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe the adoption of SFAS 154 has had or will have a significant effect on its present or future financial statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the financial statements will be adjusted to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company does not expect the adoption of Interpretation No. 48 will have a material effect on its financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in November 15, 2007. The Company is currently evaluating the impact of adopting this standard.

In September 2006, the SEC issued Staff Accounting Bulletin no. 108 (“SAB 108”) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material effect on its financial statements.

Other recent accounting pronouncements issued by FASB (including its Emerging Issued Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7.	Financial Statements.

Our Financial Statements and related notes begin on Page F-1 of this Annual Report.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

(a) An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There was no change in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

No information is required to be disclosed in a report on Form 8-K during the fiscal year covered by this Form 10-KSB which has not been reported.

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

Name	Principal Occupation	Age	First Elected Director	Common Shares Owned Beneficially on July 31, 2007
Martha J. Kretzmer	President, Secretary, and Treasurer of Registrant	51	1991	2000

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

We do not have any compensation plans under which equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of July 31, 2007 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of any class of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)(2)		Approximate Percent of Class
Leonard M. Ross, Trustee of The Leonard M. Ross Revocable Trust (u/d/t 12-20-85) 1011 North Beverly Drive, Beverly Hills CA 90210	364,022	(3) (4) (5)	40.45%

Nathalie Zahra Rey-Ross, Trustee of The Ross 1992 Children’s Trust for The Benefit of Landon Michael Ross 1011 North Beverly Drive, Beverly Hills CA 90210	90,000		10.00%

Nathalie Zahra Rey-Ross, Trustee of The Ross 1992 Children’s Trust for The Benefit of Jacquelyn Michelle Ross 1011 North Beverly Drive, Beverly Hills CA 90210	90,000		10.00%

Nathalie Zahra Rey-Ross, Trustee of The Wolsic 1994 Insurance Trust 1011 North Beverly Drive, Beverly Hills CA 90210	40,000		4.44%

Al Ross 3535 East Coast Highway, PMB #362 Corona Del Mar CA 92625	50,000		5.56%

Steven J. Ross 8603 Rosewood Drive College Station, TX 77845	90,000		10.00%

Martha J. Kretzmer 921 Loma Vista El Segundo, CA 90245	2,000		0.22%

(1)	Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(2)	For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(3)	Excludes 90,000 shares held by The Ross 1992 Children’s Trust for the Benefit of Landon Michael Ross of which Nathalie Zahra Rey-Ross is the trustee and holds sole voting and investment power.
(4)	Excludes 90,000 shares held by The Ross 1992 Children’s Trust for the Benefit of Jacquelyn Michelle Ross, of which Nathalie Zahra Rey-Ross is the trustee and holds sole voting and investment power.
(5)	Excludes 40,000 shares held by The Wolsic 1994 Insurance Trust, of which Nathalie Zahra Rey-Ross is the trustee and holds sole voting and investment power.

Item 12.	Certain Relationships and Related Transactions.

Other than as otherwise set forth in this Annual Report, during the last two years there have been no transactions, or are there any proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions does not exceed $60,000:

•	Any of our directors or executive officers;

•	Any nominee for election as a director;

•	Any security holder named in this Annual Report as beneficially owning more than 5% of our outstanding common stock; and

•	Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the above persons.

Item 13.	Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(1) to the Company’s 1989 Form 10-K).

3.2	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the Company’s 1989 Form 10-K).

3.3	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(1) to the Company’s January 31, 2007 Form 10-QSB).

3.4	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(2) to the Company’s January 31, 2007 Form 10-QSB).

10.1	Revolving Demand Note, dated November 10, 1995 , between the Company and TRACO (incorporated by reference to Exhibit 10(1) to the Company’s 1996 Form 10-K).

10.2	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.3	Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1990 Form 10-K).

10.4	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.5	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1990 Form 10-K).

10.6	Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1989 Form 10-K).

10.7	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.8	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.9	Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1989 Form 10-K).

Exhibit Number	Description
10.10	Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.11	Promissory Note, dated August 9, 1972, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.12	Note Extension and Modification Agreement, effective December 31, 1997, between the Company and Mill Equities Co.

10.13	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co.

10.14	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co.

10.15	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross

10.16	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross

10.17	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross

10.18	Unregistered Sale of Equity Securities (incorporated by reference to Exhibit 10(1) to the Company’s August 9, 2007 Form 8-K)

31.1	Rule 13a-14(a) Certification.**

32.1	Section 1350 Certification.**

**	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

We have not retained principal accountants for the audit of our annual financial statements for our fiscal year ended July 31, 2007. Therefore, no fees were billed by principal accountants for any audit services for our fiscal year ended July 31, 2007, or for the review of financial statements included in our Forms 10-QSB or contained herein. No services were provided by principal accountants in connection with statutory and regulatory filings or engagements for this fiscal year.

Audit-Related Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants in our fiscal year ended July 31, 2007 and no professional services were rendered by any principal accountants for assurance and related services by any principal accountants.

Tax Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants in our fiscal year ended July 31, 2007 and no professional services were rendered by any principal accountants for tax compliance, tax advice, and tax planning.

All Other Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants of our fiscal year ended July 31, 2007 and no professional services were rendered by any principal accountants for products and services provided by the principal accountants, other than the services reported above Item 14.

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

JILCO INDUSTRIES, INC.

Date: October 24, 2007	By:	/s/ MARTHA KRETZMER
Martha Kretzmer
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JILCO INDUSTRIES, INC.

Date: October 24, 2007	By:	/s/ MARTHA KRETZMER
Martha Kretzmer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature & Title

October 24, 2007	By:	/s/ MARTHA KRETZMER
Martha Kretzmer
President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

October 24, 2007	By:	/s/ MARTHA KRETZMER
Martha Kretzmer Director

PART 1. FINANCIAL STATEMENTS

JILCO INDUSTRIES, INC.

BALANCE SHEETS

AS OF JULY 31, 2007 and JULY 31, 2006

(UNAUDITED)

	YEARS ENDED
	July 31, 2007	July 31, 2006
ASSETS
CURRENT ASSETS
Cash	$1,551	$512

Total current assets	1,551	512

TOTAL ASSETS	$1,551	$512

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,910	—
Interest payable	158,075	$144,585
Notes payable	170,166	133,166
Other accrued payables	800	800

Total current liabilities	330,951	278,551

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value 10,000,000 shares authorized—none outstanding	0	0
Common stock, no par value 250,000,000 shares authorized 899,978 shares issued and outstanding	749,950	749,950
Accumulated deficit	(1,079,350)	(1,027,990)

Total shareholders’ deficit	(329,400)	(278,040)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,551	$512

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSS AND DEFICIT

YEARS ENDING JULY 31, 2007 AND JULY 31, 2006

(UNAUDITED)

	YEARS ENDED
	July 31, 2007	July 31, 2006
EXPENSES
Professional fees	$24,924	—
Fees and licenses	245	$193
Public filing expenses	1,804	—
Interest expense	13,490	11,576
Shareholders services	6,014	—
Sundry & other	4,083	150

Total expenses	50,560	11,919

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(50,560)	(11,919)
PROVISION FOR INCOME TAXES	800	816

NET INCOME (LOSS)	(51,360)	(12,735)
ACCUMULATED DEFICIT, BEGINNING OF PERIOD	(1,027,988)	(1,015,254)

ACCUMULATED DEFICIT, END OF PERIOD	$(1,079,350)	$(1,027,988)

BASIC INCOME (LOSS) PER SHARE	$(0.09)	$(0.03)

DILUTED INCOME (LOSS) PER SHARE	$(0.09)	$(0.03)

WEIGHTED-AVERAGE SHARES OUTSTANDING	543,739	449,991

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2007 AND JULY 31, 2006

(UNAUDITED)

	YEARS ENDED
	July 31, 2007	July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(51,360)	$(12,735)
Increase in accrued interest	13,490	11,576
Increase (decrease) in accrued expenses	1,910	0

Net cash used in operating activities	(35,960)	(1,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	37,000	1,000

Net cash provided by financing activities	37,000	1,000

NET INCREASE (DECREASE) IN CASH	1,040	(159)
CASH, BEGINNING OF PERIOD	512	671

CASH, END OF PERIOD	$1,551	$512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	—	—

INCOME TAXES PAID	800	800

See Notes to Financial Statements

NOTE 1—DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Jilco Industries, Inc. (the “Company”) has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. It has not engaged in any revenue generating activities since that time nor since the last filing of its form 8-KSB on August 9, 2007. The expenses the Company has incurred since that time represent those necessary to keep the Company in good standing in its state of residence.

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

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment.” Under current practice, the reporting entity can account for share-based payment under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and disclose share-based compensation as if accounted for under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. It the Company’s policy to expense share based payments as of the date of grant. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe the adoption of SFAS 154 has had or will have a significant effect on its present or future financial statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the financial statements will be adjusted to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company does not expect the adoption of Interpretation No. 48 will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS 156”), which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 was effective for the Company beginning August 1, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in November 15, 2007. The Company is currently evaluating the impact of adopting this standard.

In September 2006, the SEC issued Staff Accounting Bulletin no. 108 (“SAB 108”) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material effect on its financial statements.

These and other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2—LOSS PER SHARE

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

NOTE 3—NOTES PAYABLE

8% Note—Revolving unsecured note payable, interest accrues at 8% per annum. Principal and accrued interest was due July 31, 2007. The entire principal and the interest accrued through June 30, 2005 on this note was converted into Common Shares of the Company on August 7, 2007 at the rate of $0.075 per share, resulting in the issuance of 1,589,643 newly issued shares of common stock outstanding.

9% Note—Revolving unsecured note payable, interest accrues at 9% per annum. Principal and accrued interest was due July 31, 2007. The entire principal and the interest accrued through June 30, 2005 on this note was converted into Common Shares of the Company on August 7, 2007 at the rate of $0.075 per share, resulting in the issuance of 1,340,998 newly issued shares of common stock outstanding.

10% Note—Revolving unsecured note payable, interest accrues at 10% per annum. Principal and accrued interest was due July 31, 2007. The entire principal and the interest accrued through June 30, 2005 on this note was converted into Common Shares of the Company on August 7, 2007 at the rate of $0.075 per share, resulting in the issuance of 219,028 newly issued shares of common stock outstanding.

11% Note—Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest was due July 31, 2007. $11,166 of the principal and the interest accrued through June 30, 2005 on this note was converted into Common Shares of the Company on August 7, 2007 at the rate of $0.075 per share, resulting in the issuance of 373,336 newly issued shares of common stock outstanding.

JILCO INDUSTRIES, INC.

SCHEDULE OF NOTES PAYABLE

QUARTERLY AS OF JULY 31, 2006—JULY 31, 2007

(UNAUDITED)

	8% Note	9% Note	10% Note	11% Note
Balance July 31, 2006	$76,000	$40,000	$5,000	$12,166
Funds Advanced during Fiscal Quarter Ending October 31, 2006	0	0	0	10,000
Funds Advanced during Fiscal Quarter Ending January 31, 2007	0	0	0	12,000
Funds Advanced during Fiscal Quarter Ending April 30, 2007	0	0	0	6,000
Funds Advanced during Fiscal Quarter Ending July 31, 2007	0	0	0	9,000

Ending Balance July 31, 2007	$76,000	$40,000	$5,000	$49,166

Subsequent Event, August 7, 2007—Note & Interest Conversions:
June 30, 2005 Principal Balances Converted to Common Stock	$76,000	$40,000	$5,000	$11,166
Shares Issued for Principal Conversions	1,013,332	533,332	66,667	148,880
June 30, 2005 Accrued Interest Converted to Stock	$43,223	$60,575	$11,427	$16,834
Shares Issued for Interest Conversions	576,311	807,666	152,361	224,456
Remaining Principal Outstanding After Conversions	$0	$0	$0	$38,000
Unpaid Interest as of August 7, 2007	$12,291	$7,277	$1,011	$4,737

NOTE 4—INCOME TAXES

For the years ended July 31, 2000—2007, the Company did not provide a provision for income taxes due to the net losses incurred. At July 31 in each of those years, the Company had approximately net operating loss carryforwards for federal and state income tax purposes as shown in the table below, that began to expire in 2000. The components of the Company’s deferred tax assets and liabilities for income taxes consisted of a deferred tax asset relating to the net operating loss carryforwards for such years as shown in the table below. The other components of the Company’s deferred tax assets and liabilities are immaterial. The Company has established a valuation allowance as shown in the table below for the years ended July 31, 2000—2007, to fully offset its deferred tax assets as the Company does not believe the recoverability of these deferred tax assets is more likely than not. The valuation allowance increased as shown in the table below during the years ended July 31, 2000—2007.

Annual Net Tax Losses Sustained, Applied and Deferred Recoverable Assets

Tax Year	Loss Sustained	Loss Previously Applied	Loss Remaining	Valuation Allowance	Deferred Recoverable Tax Assets
July 31, 1992	$950	$0	$950	$950	$0
July 31, 1993	$920	$0	$920	$920	$0
July 31, 1994	$2,002	$0	$2,002	$2,002	$0
July 31, 1995	$878	$0	$878	$878	$0
July 31, 1996	$925	$0	$925	$925	$0
July 31, 1997	$3,393	$0	$3,393	$3,393	$0
July 31, 1998	$44,728	$0	$44,728	$44,728	$0
July 31, 1999	$9,760	$0	$9,760	$9,760	$0
July 31, 2000	$14,846	$0	$14,846	$14,846	$0
July 31, 2001	$463	$0	$463	$463	$0
July 31, 2002	$2,482	$0	$2,482	$2,482	$0
July 31, 2003	$965	$0	$965	$965	$0
July 31, 2004	$720	$0	$720	$720	$0
July 31, 2005	$1,919	$0	$1,919	$1,919	$0
July 31, 2006	$12,735	$0	$12,735	$12,735	$0
July 31, 2007	$10,586	$0	$10,586	$10,586	$0

TOTAL	$108,272	$0	$108,272	$108,272	$0

Controls and Procedures

As indicated in the certifications in Exhibits 31.1 and 31.2 of this Annual Report, the Company’s chief executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of July 31, 2007. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.