Form 10QSB
period 2007-10-31
JILCO INDUSTRIES INC
filed 2007-12-13
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended October 31, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On October 31, 2007 there were 4,422,988 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):   Yes  ☐    No  ☒

JILCO INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	October 31, 2007	July 31, 2007
ASSETS
CURRENT ASSETS
Cash	$381	$1,551

TOTAL CURENT ASSETS	381	1,551

TOTAL ASSETS	$381	$1,551

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,224	$1,910
Advance	5,000
Interest payable	27,061	158,075
Note payable shareholder	38,000	170,166
Other Accrued Payables	800	800

Total current liaiblities	72,085	330,951
SHAREHOLDERS’ EQUITY
Preferred stock, no par value 10,000,000 shares authorized-none outstanding
Common stock, no par value 250,000,000 shares authorized 4,422,983 shares issued and outstanding on 10/31/07 and 899,978 shares issued and outstanding on 7/31/07	1,014,175	749,950
Accumulated deficit	(1,085,879)	(1,079,350)

Total shareholders’ deficit	(71,704)	(329,400)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$381	$1,551

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended October 31,
	2007	2006
EXPENSES
Interest expense	$1,045	$2,990
Legal/Professional Fees	2,125	11,870
Public Filing Expenses	1,867	3,195
Sundry and other	692	1,526

Total expenses	5,729	19,581

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(5,729)	(19,581)
PROVISION FOR INCOME TAXES	800	800

NET INCOME (LOSS)	($6,529)	($20,381)

BASIC INCOME (LOSS) PER SHARE	($0.00)	($0.05)

DILUTED INCOME (LOSS) PER SHARE	($0.00)	($0.05)

WEIGHTED-AVERAGE OUTSTANDING SHARES	4,154,928	449,991

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($6,529)	($20,381)
Increase (decrease) in accounts payable	(686)	8,860
Increase (decrease) in accrued interest	1,045	2,990

Net cash used in operating activities	(6,170)	(8,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	5,000	10,000

Net cash provided by financing activities	5,000	10,000

NET INCREASE (DECREASE) IN CASH	(1,170)	1,469
CASH, BEGINNING OF PERIOD	1,551	512

CASH, END OF PERIOD	$381	$1,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	—	—

INCOME TAXES PAID	$800	$800

See Notes to Financial Statements

NOTE 1 – Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Jilco Industries, Inc. (the “Company”) has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. It has not engaged in any revenue generating activities since that time nor since the last filing of its Form 10-KSB on October 24, 2007 for the fiscal year ended July 31, 2007. The expenses the Company has incurred since that time represent those necessary to keep the Company in good standing with the United States Securities and Exchange Commission and in its state of residence.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140 (SFAS 156), which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 will be effective for the Company beginning August 1, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

NOTE 3 - NOTE PAYABLE SHAREHOLDER

Note Payable Shareholder at October 31 consisted of the following, all of which is in compliance with its terms:

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest is due on demand.

SCHEDULE OF NOTE PAYABLE SHAREHOLDER

AS OF OCTOBER 31, 2007

Ending Balance July 31, 2007	$49,166
August 7, 2007 - Note Conversion June 30, 2005 Principal Balances Converted to Common Stock	11,166

Ending Balance October 31, 2007	$38,000

NOTE 4 - INCOME TAXES

For the years ended July 31, 2000 - 2007, the Company did not provide a provision for income taxes due to the net losses incurred. At July 31 in each of those years the Company had approximately net operating loss carryforwards for federal and state income tax purposes as shown in the table below, that began to expire in 2000. The components of the Company’s deferred tax assets and liabilities for income taxes consisted of a deferred tax asset relating to the net operating loss carryforwards for such years as shown in the table below. The other components of the Company’s deferred tax assets and liabilities are immaterial. The Company has established a valuation allowance as shown in the table below for the years ended July 31, 2000 - 2007, to fully offset its deferred tax assets as the Company does not believe the recoverability of these deferred tax assets is more likely than not. The valuation allowance increased as shown in the table below during the years ended July 31, 2000 - 2007.

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

NOTE 5 - CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibits 31.1 and 32.1 of this Annual Report, the Company’s Chief Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of October 31, 2007. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Our affiliates have for a number of years, and intend continue during the foreseeable future, to lend us all funds necessary for us to maintain our corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to us during the fiscal quarters ending October 31, 2007 and October 31, 2006.

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

During the fiscal quarter ended October 31, 2006 we converted a total of $132,166 of Principal and $132,060 of accrued interest, both of which represented outstanding balances as of June 30, 2005 on Notes Payable, into Common Stock at the rate of $0.75 per share, representing an issuance of 3,523,007 new shares of our Common Stock. These shares were not registered under the Securities Act of 1933.

We did not receive any “offering proceeds” within the meaning of Rule 463 under the Securities Act of 1933 during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal quarter ended October 31, 2007 to a vote of our security holders through the solicitation of proxies or otherwise.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(1) to the Company’s 1989 Form 10-K).

3.2	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the Company’s 1989 Form 10-K).

3.3	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(1) to the Company’s January 31, 2007 Form 10-QSB).

3.4	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(2) to the Company’s January 31, 2007 Form 10-QSB).

10.1	Revolving Demand Note, dated November 10, 1995 , between the Company and TRACO (incorporated by reference to Exhibit 10(1) to the Company’s 1996 Form 10-K).

10.2	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.3	Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1990 Form 10-K).

10.4	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.5	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1990 Form 10-K).

10.6	Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1989 Form 10-K).

10.7	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.8	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.9	Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1989 Form 10-K).

10.10	Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.11	Promissory Note, dated August 9, 1972, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.12	Note Extension and Modification Agreement, effective December 31, 1997, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10(12) to the Company’s 2006 Form 10-K).

10.13	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10(13) to the Company’s 2006 Form 10-K).

10.14	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10(14) to the Company’s 2006 Form 10-K).

10.15	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(15) to the Company’s 2006 Form 10-K).

10.16	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(16) to the Company’s 2006 Form 10-K).

10.17	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(17) to the Company’s 2006 Form 10-K).

10.18	Unregistered Sale of Equity Securities (incorporated by reference to Exhibit 10(1) to the Company’s August 9, 2007 Form 8-K)

31.1	Rule 13a-14(a) Certification.**

32.1	Section 1350 Certification.**

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JILCO INDUSTRIES, INC.

Date: December 13, 2007	By:	/s/ Martha Kretzmer
Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer