Form 10QSB
period 2008-01-31
JILCO INDUSTRIES INC
filed 2008-03-14
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended January 31, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On January 31, 2008 there were 4,422,988 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

JILCO INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	January 31, 2008	July 31, 2007
ASSETS
CURRENT ASSETS
Cash	$2,224	$1,551

TOTAL CURENT ASSETS	2,224	1,551

TOTAL ASSETS	$2,224	$1,551

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,165	$1,910
Advance	$10,000	$0
Interest payable	28,106	158,075
Note payable shareholder	38,000	170,166
Other Accrued Payables	800	800

Total current liaiblities	81,071	330,951
SHAREHOLDERS’ EQUITY
Preferred stock, no par value 10,000,000 shares authorized-none outstanding
Common stock, no par value 250,000,000 shares authorized 4,422,983 shares issued and outstanding on 1/31/08 and 899,978 shares issued and outstanding on 7/31/07	1,014,175	749,950
Accumulated deficit	(1,093,022)	(1,079,350)

Total shareholders’ deficit	(78,847)	(329,400)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2,224	$1,551

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008		2007
EXPENSES
Interest expense	1,045	$3,283	$2,090		$6,272
Legal/Professional fees	1,238	1,791	3,363		16,956
Public filing fees	4,815	0	6,682		0
Fees and licenses	0	42	0		98
Sundry & other	45	0	737		1,470

TOTAL EXPENSES	7,143	5,116	12,872	#	24,796

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,143)	(5,116)	(12,872)		(24,796)
PROVISION FOR INCOME TAXES	0	0	800		800

NET INCOME (LOSS)	($7,143)	($5,116)	($13,672)		($25,596)

BASIC INCOME (LOSS) PER SHARE	($0.00)	($0.01)	($0.00)		($0.06)

DILUTED INCOME (LOSS) PER SHARE	($0.00)	($0.01)	($0.00)		($0.06)

WEIGHTED-AVERAGE SHARES OUTSTANDING	4,422,983	449,991	4,154,928		449,991

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($7,143)	($5,116)	($13,672)	($25,596)
Increase (Decrease) in Accounts Payable	2,941	(8,960)	2,255	0
Increase in Accrued Interest	1,045	3,283	2,090	6,272
Increase (Decrease) in Accrued Expenses	—	—	—	—

NET CASH USED IN OPERATING ACTIVITIES	(3,157)	(10,793)	(9,327)	(19,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances	5,000	12,000	10,000	22,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	12,000	10,000	22,000

NET INCREASE (DECREASE) IN CASH	1,843	1,207	673	2,676
CASH, BEGINNING OF PERIOD	381	1,981	1,551	512

CASH, END OF PERIOD	$2,224	$3,188	$2,224	$3,188

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST PAID	—	—	—	—

INCOME TAXES PAID	—	—	$800	$800

See Notes to Financial Statements

NOTE 1 – Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Jilco Industries, Inc. (the “Company”) has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. It has not engaged in any revenue generating activities since that time nor since the last filing of its Form 10-KSB on December 13, 2007 for the quarter ended October 31, 2007. The expenses the Company has incurred since that time represent those necessary to keep the Company in good standing with the United States Securities and Exchange Commission and in its state of residence.

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

NOTE 3 - NOTE PAYABLE SHAREHOLDER

Note Payable Shareholder at January 31 consisted of the following, all of which is in compliance with its terms:

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest is due on demand.

SCHEDULE OF NOTE PAYABLE TO SHAREHOLDER

AS OF JANUARY 31, 2008

Ending Balance October 31, 2007	$38,000
Funds Advanced during Fiscal Quarter Ending January 31, 2008	0

Ending Balance January31, 2008	$38,000

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

NOTE 5 - CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibits 31.1 and 32.1 of this Annual Report, the Company’s Chief Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of January 31, 2008. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Our affiliates have for a number of years, and intend continue during the foreseeable future, to lend us all funds necessary for us to maintain our corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to us during the fiscal quarters ending January 31, 2008 and January 31, 2007.

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

The Company did not sell any equity securities during the fiscal quarter ended January31, 2008 that were not registered under the Securities Act of 1933.

We did not receive any “offering proceeds” within the meaning of Rule 463 under the Securities Act of 1933 during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal quarter ended January 31, 2008 to a vote of our security holders through the solicitation of proxies or otherwise.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(1) to the Company’s 1989 Form 10-K).

3.2	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the Company’s 1989 Form 10-K).

3.3	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(1) to the Company’s January 31, 2007 Form 10-QSB).

3.4	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(2) to the Company’s January 31, 2007 Form 10-QSB).

10.1	Revolving Demand Note, dated November 10, 1996 , between the Company and TRACO (incorporated by reference to Exhibit 10(1) to the Company’s 1996 Form 10-K).

10.2	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.3	Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1990 Form 10-K).

10.4	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.5	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1990 Form 10-K).

10.6	Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1989 Form 10-K).

10.7	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.8	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.9	Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1989 Form 10-K).

10.10	Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.11	Promissory Note, dated August 9, 1972, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.12	Note Extension and Modification Agreement, effective December 31, 1997, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10(12) to the Company’s 2006 Form 10-K).

10.13	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10(13) to the Company’s 2006 Form 10-K).

10.14	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10(14) to the Company’s 2006 Form 10-K).

10.15	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(15) to the Company’s 2006 Form 10-K).

10.16	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(16) to the Company’s 2006 Form 10-K).

10.17	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(17) to the Company’s 2006 Form 10-K).

10.18	Unregistered Sale of Equity Securities (incorporated by reference to Exhibit 10(1) to the Company’s August 9, 2007 Form 8-K)

31.1	Rule 13a-14(a) Certification.**

32.1	Section 1350 Certification.**

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2008	JILCO INDUSTRIES, INC.

	By:	/s/ Martha Kretzmer
Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer