Form 10KSB
period 2008-07-31
JILCO INDUSTRIES INC
filed 2008-10-31
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2008

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

The issuer’s revenue for the fiscal year ended July 31, 2008 was $0.

On July 31, 2008 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $0 computed by reference to the price at which the common equity was last transacted on that date.

On July 31, 2008, the issuer had approximately 4,422,983 shares of Common Stock, no par value issued and outstanding.

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

We have had recurring losses and expect losses to continue for the foreseeable future. We incurred net losses of $22,429 and $51,360 during the fiscal years ended July 31, 2008 and 2007 respectively. See the Financial Statements and related notes begin on Page F-1 of this Annual Report which show net losses at each reported fiscal year end and each interim fiscal quarter. Presently we do not have revenue-producing operations. Any future operations may not be sufficient to generate the revenues necessary to reach profitability.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal years ended July 31, 2008 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Our common stock is not traded in any public trading market.

(b) Holders.

On July 31, 2008, our common stock of record was held by approximately 788 holders.

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

Issuer Purchases of Equity Securities

During our fiscal year ended July 31, 2008, no purchase was made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities and Exchange Act of 1934, of shares or other units of any class of our equity securities that is registered by us pursuant to section 12 of that Act.

Recent Sales of Unregistered Equity Securities

We did not sell any equity securities during the fiscal year ended July 31, 2008 that were not registered under the Securities Act of 1933.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of July 31, 2008 unless expressly stated otherwise, and we undertake no duty to update this information.

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

Results of Operations—Comparison of the Years Ended July 31, 2008 and 2007

Revenue

We had no revenues from operations during either 2008 or 2007. We have focused our efforts on locating assets to recommence revenue-producing operations.

General and Administrative Expense

General and administrative expenses were $21,629 for the year ended July 31, 2008, compared to $50,560 for the year ended July 31, 2007, a decrease of $28,931. This decrease is attributable to decreases in professional fees.

Interest Expense Interest expense was $4,180 for the year ended July 31, 2008, compared to $13,490 for the year ended July 31, 2007, a decrease of $9,310. This decrease is due to a decrease in notes payable shareholder. Due to the conversion of certain Notes Payable and interest accrued thereon through June 30, 2005 into 3,523,005 shares of common stock in the first quarter of fiscal year 2008 interest expense significantly decreased in fiscal year 2008.

Net Loss

We had a net loss of $22,429 or $0.01 per share for the year ended July 31, 2008, compared to a net loss of $51,360 or $0.09 per share for the year ended July 31, 2007. We expect to incur additional net losses attributable to continued expenditures until we have revenues sufficient to offset continued expenditures.

Liquidity and Capital Resources

We have incurred negative cash flow from operations since our inception. As of July 31, 2008, we had cash of $392 and an accumulated deficit of $1,101,779. Our negative operating cash flow since inception has been funded through affiliate and shareholder loans.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $22,429 and negative cash flow from operations of $20,159 for the year ended July 31, 2008, and a stockholders deficit of $1,101,779 as of July 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

(a) An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There was no change in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors block template in file: Jilco 10K tables.xls

Name	Principal Occupation	Age	First Elected Director	Common Shares Owned Beneficially on July 31, 2008
Martha J. Kretzmer	President, Secretary, and Treasurer of Registrant	52	1991	2000

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of July 31, 2008 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of any class of our common stock and as to each class of our equity securities beneficially owned by our directors, and directors & officers as a group:

Security Ownership block template in file: Jilco 10K tables.xls

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1) (2)		Approximate Percent of Class
Brandon Wolsic, Custodian for Dylan Rey Ross 1011 North Beverly Drive, Beverly Hills CA 90210	704,601		15.93%

Brandon Wolsic, Custodian for Kendra Raven Ross 1011 North Beverly Drive, Beverly Hills CA 90210	704,601		15.93%

Brandon Wolsic, Custodian for Julianna Audrey Ross 1011 North Beverly Drive, Beverly Hills CA 90210	704,601		15.93%

Landon Michael Ross 1011 North Beverly Drive, Beverly Hills CA 90210	704,601		15.93%

Jacquelyn Michelle Ross 1011 North Beverly Drive, Beverly Hills CA 90210	704,601		15.93%

Leonard M. Ross, Trustee of The Leonard M. Ross Revocable Trust (u/d/t 12-20-85) 1011 North Beverly Drive, Beverly Hills CA 90210	364,022	(3)(4)(5)	8.23%

Martha J. Kretzmer 921 Loma Vista El Segundo, CA 90245	2,000		0.05%

(1)	Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(2)	For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

(3)	Excludes 90,000 shares held by The Ross 1992 Children’s Trust for the Benefit of Landon Michael Ross of which Nathalie Zahra Rey-Ross is the trustee and holds sole voting and investment power.
(4)	Excludes 90,000 shares held by The Ross 1992 Children’s Trust for the Benefit of Jacquelyn Michelle Ross, of which Nathalie Zahra Rey-Ross is the trustee and holds sole voting and investment power.
(5)	Excludes 40,000 shares held by The Wolsic 1994 Insurance Trust, of which Nathalie Zahra Rey-Ross is the trustee and holds sole voting and investment power.

Item 12. Certain Relationships and Related Transactions.

Other than as otherwise set forth in this Annual Report, during the last two years there have been no transactions, or are there any proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions does not exceed $60,000:

•	Any of our directors or executive officers;

•	Any nominee for election as a director;

•	Any security holder named in this Annual Report as beneficially owning more than 5% of our outstanding common stock; and

•	Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the above persons.

Item 13. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(1) to the Company’s 1989 Form 10-K).

3.2	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the Company’s 1989 Form 10-K).

3.3	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(1) to the Company’s January 31, 2007 Form 10-QSB).

3.4	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(2) to the Company’s January 31, 2007 Form 10-QSB).

10.1	Revolving Demand Note, dated November 10, 1995, between the Company and TRACO (incorporated by reference to Exhibit 10(1) to the Company’s 1996 Form 10-K).

10.2	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.3	Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1990 Form 10-K).

10.4	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.5	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1990 Form 10-K).

10.6	Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1989 Form 10-K).

10.7	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.8	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.9	Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1989 Form 10-K).

10.10	Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.11	Promissory Note, dated August 9, 1972, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.12	Note Extension and Modification Agreement, effective December 31, 1997, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10(12) to the Company’s 2006 Form 10-K).

10.13	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10(13) to the Company’s 2006 Form 10-K).

10.14	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co (incorporated by reference to Exhibit 10(14) to the Company’s 2006 Form 10-K).

10.15	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(15) to the Company’s 2006 Form 10-K).

10.16	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(16) to the Company’s 2006 Form 10-K).

10.17	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(17) to the Company’s 2006 Form 10-K).

10.18	Unregistered Sale of Equity Securities (incorporated by reference to Exhibit 10(1) to the Company’s August 9, 2007 Form 8-K)

31.1	Rule 13a-14(a) Certification.**

32.1	Section 1350 Certification.**

**	Filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees

We have not retained principal accountants for the audit of our annual financial statements for our fiscal year ended July 31, 2008. Therefore, no fees were billed by principal accountants for any audit services for our fiscal year ended July 31, 2008, or for the review of financial statements included in our Forms 10-QSB or contained herein. No services were provided by principal accountants in connection with statutory and regulatory filings or engagements for this fiscal year.

Audit-Related Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants in our fiscal year ended July 31, 2008 and no professional services were rendered by any principal accountants for assurance and related services by any principal accountants.

Tax Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants in our fiscal year ended July 31, 2008 and no professional services were rendered by any principal accountants for tax compliance, tax advice, and tax planning.

All Other Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants of our fiscal year ended July 31, 2008 and no professional services were rendered by any principal accountants for products and services provided by the principal accountants, other than the services reported above Item 14.

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

JILCO INDUSTRIES, INC.

Date: October 30, 2008	By:	/s/ MARTHA KRETZMER
Martha Kretzmer
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JILCO INDUSTRIES, INC.

Date: October 30, 2008	By:	/s/ MARTHA KRETZMER
Martha Kretzmer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: October 30, 2008	By:	/s/ MARTHA KRETZMER
Martha Kretzmer
President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: October 30, 2008	By:	/s/ MARTHA KRETZMER
Martha Kretzmer Director

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	July 31, 2008	July 31, 2007	July 31, 2006
ASSETS
CURRENT ASSETS
Cash	$392	$1,551	$512

TOTAL CURRENT ASSETS	392	1,551	512

TOTAL ASSETS	$392	$1,551	$512

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$0	$1,910	$0
Advances	19,000	0	0
Interest payable	30,196	158,075	144,585
Note payable shareholder	38,000	170,166	133,166
Other Accrued Payables	800	800	800

Total current liabilities	87,996	330,951	278,551
SHAREHOLDERS’ EQUITY
Preferred stock, no par value 10,000,000 shares authorized-none outstanding
Common stock, no par value 250,000,000 shares authorized 4,422,983 shares issued and outstanding on 4/30/08 and 899,978 shares issued and outstanding on 7/31/07	1,014,175	749,950	749,950
Accumulated deficit	(1,101,779)	(1,079,350)	(1,027,990)

Total shareholders' deficit	(87,604)	(329,400)	(278,040)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$392	$1,551	$512

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	YEARS ENDED
	July 31, 2008	July 31, 2007	July 31, 2006
EXPENSES
Interest expense	$4,180	$13,490	$11,576
Legal/Professional fees	5,274	24,924	0
Public filing fees	11,329	7,818	0
Fees and licenses	25	245	193
Sundry & other	821	4,083	150

TOTAL EXPENSES	21,629	50,560	11,919

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(21,629)	(50,560)	(11,919)
PROVISION FOR INCOME TAXES	800	800	816

NET INCOME (LOSS)	$(22,429)	$(51,360)	$(12,735)

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$(0.09)	$(0.03)

DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.09)	$(0.03)

WEIGHTED-AVERAGE SHARES OUTSTANDING	4,355,603	543,739	449,991

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	YEARS ENDED
	July 31, 2008	July 31, 2007	July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(22,429)	$(51,360)	$(12,735)
Increase (Decrease) in Accounts Payable	(1,910)	1,910	0
Increase (Decrease) in Accrued Interest	(127,986)	13,490	11,576
(Increase) Decrease in notes receivable	132,166	0	0

NET CASH USED IN OPERATING ACTIVITIES	(20,159)	(35,960)	(1,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances	19,000	37,000	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,000	37,000	1,000

NET INCREASE (DECREASE) IN CASH	(1,159)	1,040	(159)
CASH, BEGINNING OF PERIOD	1,551	512	671

CASH, END OF PERIOD	$392	$1,551	$512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST PAID	—	—	—

INCOME TAXES PAID	$800	$800	$800

See Notes to Financial Statements

NOTE 1 Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Jilco Industries, Inc. (the “Company”) has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. It has not engaged in any revenue generating activities since that time nor since the last filing of its form 8-KSB on August 9, 2007 The expenses the Company has incurred since that time represent those necessary to keep the Company in good standing in its state of residence.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” (“SFAS 156”), which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 was effective for the Company beginning August 1, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

NOTE 3 - NOTES PAYABLE

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest was due July 31, 2008. $11,166 of the principal and the interest accrued through June 30, 2005 on this note was converted into Common Shares of the Company on August 7, 2007 at the rate of $0.075 per share, resulting in the issuance of 373,336 newly issued shares of common stock outstanding.

SCHEDULE OF NOTE PAYABLE TO SHAREHOLDER

AS OF JULY 31, 2008

Beginning Balance July 31, 2007	$38,000
Funds Advanced during Fiscal Quarter Ending April 30, 2008	0

Ending Balance July 31, 2008	$38,000

NOTE 4 - INCOME TAXES

For the years ended July 31, 2000 - 2008, the Company did not provide a provision for income taxes due to the net losses incurred. At July 31 in each of those years, the Company had approximately net operating loss carryforwards for federal and state income tax purposes as shown in the table below, that began to expire in 2000. The components of the Company’s deferred tax assets and liabilities for income taxes consisted of a deferred tax asset relating to the net operating loss carryforwards for such years as shown in the table below. The other components of the Company’s deferred tax assets and liabilities are immaterial.

The Company has established a valuation allowance as shown in the table below for the years ended July 31, 2000 - 2008, to fully offset its deferred tax assets as the Company does not believe the recoverability of these deferred tax assets is more likely than not. The valuation allowance increased as shown in the table below during the years ended July 31, 2000 - 2008.

Annual Net Tax Losses Sustained and Applied and Deferred Recoverable Assets

Tax Year	Loss Sustained	Loss Previously Applied	Loss Remaining	Valuation Allowance	Deferred Recoverable Tax Assets
July 31, 1992	$950	$0	$950	$950	$0
July 31, 1993	$920	$0	$920	$920	$0
July 31, 1994	$2,002	$0	$2,002	$2,002	$0
July 31, 1995	$878	$0	$878	$878	$0
July 31, 1996	$925	$0	$925	$925	$0
July 31, 1997	$3,393	$0	$3,393	$3,393	$0
July 31, 1998	$44,728	$0	$44,728	$44,728	$0
July 31, 1999	$9,760	$0	$9,760	$9,760	$0
July 31, 2000	$14,846	$0	$14,846	$14,846	$0
July 31, 2001	$463	$0	$463	$463	$0
July 31, 2002	$2,482	$0	$2,482	$2,482	$0
July 31, 2003	$965	$0	$965	$965	$0
July 31, 2004	$720	$0	$720	$720	$0
July 31, 2005	$1,919	$0	$1,919	$1,919	$0
July 31, 2006	$12,735	$0	$12,735	$12,735	$0
July 31, 2007	$10,586	$0	$10,586	$10,586	$0
July 31, 2008	$146,058	$0	$146,058	$146,058	$0

TOTAL	$254,330	$0	$254,330	$254,330	$0

Controls and Procedures

As indicated in the certifications in Exhibits 31.1 and 31.2 of this Annual Report, the Company’s chief executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of July 31, 2008. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.