Form 10-Q
period 2008-10-31
JILCO INDUSTRIES INC
filed 2010-03-29
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended October 31, 2008

or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

On October 31, 2008 there were 4,422,988 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

JILCO INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	October 31, 2008	July 31, 2008
ASSETS
CURRENT ASSETS
Cash	$708	$392

TOTAL CURRENT ASSETS	708	392

TOTAL ASSETS	$708	$392

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$0	$0
Advance	$22,000	$19,000
Interest payable	31,241	30,196
Note payable shareholder	38,000	38,000
Other Accrued Payables	1,600	800

Total current liabilities	92,841	87,996
SHAREHOLDERS’ EQUITY
Preferred stock, no par value 10,000,000 shares authorized-none outstanding
Common stock, no par value 250,000,000 shares authorized 4,422,983 shares issued and outstanding on 10/31/07 and 899,978 shares issued and outstanding on 7/31/07	1,014,175	1,014,175
Accumulated deficit	(1,106,308)	(1,101,779)

Total shareholders’ deficit	(92,133)	(87,604)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$708	$392

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended October 31,
	2008	2007
EXPENSES
Interest expense	$1,045	$1,045
Legal/Professional Fees	0	2,125
Public Filing Expenses	2,642	1,867
Sundry and other	42	692

Total expenses	3,729	5,729

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,729)	(5,729)
PROVISION FOR INCOME TAXES	800	800

NET INCOME (LOSS)	($4,529)	($6,529)

BASIC INCOME (LOSS) PER SHARE	($0.00)	($0.00)

DILUTED INCOME (LOSS) PER SHARE	($0.00)	($0.00)

WEIGHTED-AVERAGE OUTSTANDING SHARES	4,422,983	4,154,928

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($4,529)	($6,529)
Increase (decrease) in accounts payable	0	(686)
Increase (decrease) in other accrued payables	800	0
Increase (decrease) in accrued interest	1,045	1,045

Net cash used in operating activities	(2,684)	(6,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	3,000	5,000

Net cash provided by financing activities	3,000	5,000

NET INCREASE (DECREASE) IN CASH	316	(1,170)
CASH, BEGINNING OF PERIOD	392	1,551

CASH, END OF PERIOD	$708	$381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	—	—

INCOME TAXES PAID		$800

See Notes to Financial Statements

Notes to Financial Statements (Unaudited)

NOTE 1 – Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Jilco Industries, Inc. (the “Company”) has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. It has not engaged in any revenue generating activities since that time nor since the last filing of its Form 10-KSB on October 31, 2008 for the fiscal year ended July 31, 2008. The expenses the Company has incurred since that time represent those necessary to keep the Company in good standing with the United States Securities and Exchange Commission and in its state of residence.

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

NOTE 3 - NOTE PAYABLE SHAREHOLDER

Note Payable Shareholder at October 31, 2008 consisted of the following, all of which is in compliance with its terms:

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest is due on demand.

SCHEDULE OF NOTE PAYABLE SHAREHOLDER

AS OF OCTOBER 31, 2008

Ending Balance July 31, 2008	$38,000
Funds Advanced during Fiscal Quarter Ending October 31, 2008	0

Ending Balance October 31, 2008	$38,000

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

Annual Net Tax Losses Sustained and Applied and Deferred Recoverable Assets

Tax Year	Loss Sustained	Loss Previously Applied	Loss Remaining	Valuation Allowance	Deferred Recoverable Tax Assets
July 31, 1992	$950	$0	$950	$950	$0
July 31, 1993	$920	$0	$920	$920	$0
July 31, 1994	$2,002	$0	$2,002	$2,002	$0
July 31, 1995	$878	$0	$878	$878	$0
July 31, 1996	$925	$0	$925	$925	$0
July 31, 1997	$3,393	$0	$3,393	$3,393	$0
July 31, 1998	$44,728	$0	$44,728	$44,728	$0
July 31, 1999	$9,760	$0	$9,760	$9,760	$0
July 31, 2000	$14,846	$0	$14,846	$14,846	$0
July 31, 2001	$463	$0	$463	$463	$0
July 31, 2002	$2,482	$0	$2,482	$2,482	$0
July 31, 2003	$965	$0	$965	$965	$0
July 31, 2004	$720	$0	$720	$720	$0
July 31, 2005	$1,919	$0	$1,919	$1,919	$0
July 31, 2006	$1,157	$0	$1,157	$1,157	$0
July 31, 2007	$10,586	$0	$10,586	$10,586	$0
July 31, 2008	$53,407	$0	$53,407	$53,407	$0

TOTAL	$150,101	$0	$150,101	$150,101	$0

NOTE 5 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibits 31.1 and 32.1 of this Annual Report, the Company’s Chief Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of October 31, 2008. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our affiliates have for a number of years, and intend continue during the foreseeable future, to lend us all funds necessary for us to maintain our corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to us during the fiscal quarters ending October 31, 2008 and October 31, 2007.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

This Form 10-Q may contain statements that are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “estimates,” “anticipates,” “plans,” “believes,” “projects,” “expects,” “intends,” “predicts,” “potential,” “future,” “may,” “contemplates,” “will,” “should,” “could,” “would” or the negative of such terms or other comparable terminology. These statements relate to our future operations and financial performance or other future events. Many of the forward-looking statements are based on current expectations, management beliefs, certain assumptions made by our management and estimates and projections.

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

Item 4.	Controls and Procedures.

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

The Company did not sell any equity securities during the fiscal quarter ended January 31, 2008 that were not registered under the Securities Act of 1933.

We did not receive any “offering proceeds” within the meaning of Rule 463 under the Securities Act of 1933 during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal quarter ended October 31, 2008 to a vote of our security holders through the solicitation of proxies or otherwise.

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

JILCO INDUSTRIES, INC.

Date: March 29, 2010	By:	/s/ Martha Kretzmer
Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer