Form 10-Q
period 2009-01-31
JILCO INDUSTRIES INC
filed 2010-03-29
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended January 31, 2009

or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No

APPLICABLE ONLY TO CORPORATE ISSUERS

On January 31, 2009 there were 4,422,988 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

JILCO INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	January 31, 2009	July 31, 2008
ASSETS
CURRENT ASSETS
Cash	$973	$392

TOTAL CURRENT ASSETS	973	392

TOTAL ASSETS	$973	$392

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$0	$0
Advance	$26,000	$19,000
Interest payable	32,286	30,196
Note payable shareholder	38,000	38,000
Other Accrued Payables	0	800

Total current liabilities	96,286	87,996
SHAREHOLDERS’ EQUITY
Preferred stock, no par value 10,000,000 shares authorized-none outstanding
Common stock, no par value 250,000,000 shares authorized 4,422,983 shares issued and outstanding on 1/31/08 and 899,978 shares issued and outstanding on 7/31/07	1,014,175	1,014,175
Accumulated deficit	(1,109,488)	(1,101,779)

Total shareholders’ deficit	(95,313)	(87,604)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$973	$392

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
EXPENSES
Interest expense	1,045	1,045	$2,090	$2,090
Legal/Professional fees	900	1,238	900	3,363
Public filing fees	1,993	4,815	4,635	6,682
Fees and licenses	0	0	0	0
Sundry & other	42	45	84	737

TOTAL EXPENSES	3,980	7,143	7,709	12,872

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,980)	(7,143)	(7,709)	(12,872)
PROVISION FOR INCOME TAXES	0	0	800	800

NET INCOME (LOSS)	($3,980)	($7,143)	($8,509)	($13,672)

BASIC INCOME (LOSS) PER SHARE	($0.00)	($0.00)	($0.00)	($0.00)

DILUTED INCOME (LOSS) PER SHARE	($0.00)	($0.00)	($0.00)	($0.00)

WEIGHTED-AVERAGE SHARES OUTSTANDING	4,422,983	4,288,955	4,422,983	4,288,955

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($3,980)	($7,143)	($7,709)	($13,672)
Increase (Decrease) in Accounts Payable	0	2,941	0	2,255
Increase in Accrued Interest	1,045	1,045	2,090	2,090
Increase (Decrease) in Accrued Expenses	(800)	—	(800)	—

NET CASH USED IN OPERATING ACTIVITIES	(3,735)	(3,157)	(6,419)	(9,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances	4,000	5,000	7,000	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,000	5,000	7,000	10,000

NET INCREASE (DECREASE) IN CASH	265	1,843	581	673
CASH, BEGINNING OF PERIOD	708	381	392	1,551

CASH, END OF PERIOD	$973	$2,224	$973	$2,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST PAID	—	—	—	—

INCOME TAXES PAID	800		$800	$800

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

NOTE 3 - NOTE PAYABLE SHAREHOLDER

Note Payable Shareholder at January 31, 2009 consisted of the following, all of which is in compliance with its terms:

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest is due on demand.

SCHEDULE OF NOTE PAYABLE TO SHAREHOLDER

AS OF JANUARY 31, 2009

Ending Balance October 31, 2008	$38,000
Funds Advanced during Fiscal Quarter Ending January 31, 2009	0

Ending Balance January 31, 2009	$38,000

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

Our affiliates have for a number of years, and intend continue during the foreseeable future, to lend us all funds necessary for us to maintain our corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to us during the fiscal quarters ending January 31, 2009 and January 31, 2008.

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

No matter was submitted during the fiscal quarter ended January 31, 2009 to a vote of our security holders through the solicitation of proxies or otherwise.

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