Form 10-Q
period 2009-04-30
JILCO INDUSTRIES INC
filed 2010-03-29
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended April 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On April 30, 2009 there were 4,422,988 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

JILCO INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	April 30, 2009	July 31, 2008
ASSETS
CURRENT ASSETS
Cash	$2	$392

TOTAL CURRENT ASSETS	2	392

TOTAL ASSETS	$2	$392

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$0	$0
Advance	$26,000	$19,000
Interest payable	33,331	30,196
Note payable shareholder	38,000	38,000
Other Accrued Payables	0	800

Total current liabilities	97,331	87,996
SHAREHOLDERS’ EQUITY
Preferred stock, no par value 10,000,000 shares authorized-none outstanding
Common stock, no par value 250,000,000 shares authorized 4,422,983 shares issued and outstanding on 4/30/08 and 899,978 shares issued and outstanding on 7/31/07	1,014,175	1,014,175
Accumulated deficit	(1,111,504)	(1,101,779)

Total shareholders’ deficit	(97,329)	(87,604)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2	$392

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
EXPENSES
Interest expense	1,045	1,045	$3,135	$3,135
Legal/Professional fees	0	1,018	900	4,381
Public filing fees	929	3,347	5,564	10,029
Fees and licenses	0	25	0	25
Sundry & other	42	42	126	779

TOTAL EXPENSES	2,016	5,477	9,725	18,349

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,016)	(5,477)	(9,725)	(18,349)
PROVISION FOR INCOME TAXES	0	0	800	800

NET INCOME (LOSS)	($2,016)	($5,477)	($10,525)	($19,149)

BASIC INCOME (LOSS) PER SHARE	($0.00)	($0.00)	($0.00)	($0.00)

DILUTED INCOME (LOSS) PER SHARE	($0.00)	($0.00)	($0.00)	($0.00)

WEIGHTED-AVERAGE SHARES OUTSTANDING	4,422,983	4,332,979	4,422,983	4,332,979

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($2,016)	($5,477)	($9,725)	($19,149)
Increase (Decrease) in Accounts Payable	0	(4,165)	0	(1,910)
Increase in Accrued Interest	1,045	1,045	3,135	3,135
Increase (Decrease) in Accrued Expenses	—	—	(800)	—

NET CASH USED IN OPERATING ACTIVITIES	(971)	(8,597)	(7,390)	(17,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances	0	7,000	7,000	17,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	7,000	7,000	17,000

NET INCREASE (DECREASE) IN CASH	(971)	(1,597)	(390)	(924)
CASH, BEGINNING OF PERIOD	973	2,224	392	1,551

CASH, END OF PERIOD	$2	$627	$2	$627

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST PAID	—	—	—	—

INCOME TAXES PAID	—	—	$800	$800

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

NOTE 3 - NOTE PAYABLE SHAREHOLDER

Note Payable Shareholder at April 30, 2009 consisted of the following, all of which is in compliance with its terms:

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest is due on demand.

SCHEDULE OF NOTE PAYABLE TO SHAREHOLDER

AS OF APRIL 30, 2009

Ending Balance January 31, 2009	$38,000
Funds Advanced during Fiscal Quarter Ending April 30, 2009	0

Ending Balance April 30, 2009	$38,000

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

NOTE 5 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibits 31.1 and 32.1 of this Annual Report, the Company’s Chief Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of April 30, 2009. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our affiliates have for a number of years, and intend continue during the foreseeable future, to lend us all funds necessary for us to maintain our corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to us during the fiscal quarters ending April 30 2009 and April 30, 2008.

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

No matter was submitted during the fiscal quarter ended April 30 2009 to a vote of our security holders through the solicitation of proxies or otherwise.

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