Form 10-Q
period 2009-10-31
JILCO INDUSTRIES INC
filed 2010-04-01
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended October 31, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On October 31, 2009 there were 4,422,988 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

JILCO INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	October 31, 2009	July 31, 2009
ASSETS
CURRENT ASSETS
Cash	$38	$80

TOTAL CURRENT ASSETS	38	80

TOTAL ASSETS	$38	$80

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$0	$0
Advance	$28,600	28,600
Interest payable	35,421	34,376
Note payable shareholder	38,000	38,000
Other Accrued Payables	800	0

Total current liabilities	102,821	100,976
SHAREHOLDERS’ EQUITY
Preferred stock, no par value 10,000,000 shares authorized-none outstanding
Common stock, no par value 250,000,000 shares authorized 4,422,983 shares issued and outstanding on 10/31/07 and 899,978 shares issued and outstanding on 7/31/07	1,014,175	1,014,175
Accumulated deficit	(1,116,958)	(1,115,071)

Total shareholders’ deficit	(102,783)	(100,896)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$38	$80

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended October 31,
	2009	2008
EXPENSES
Interest expense	$1,045	$1,045
Legal/Professional Fees	0	0
Public Filing Expenses	0	2,642
Sundry and other	42	42

Total expenses	1,087	3,729

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,087)	(3,729)
PROVISION FOR INCOME TAXES	800	800

NET INCOME (LOSS)	($1,887)	($4,529)

BASIC INCOME (LOSS) PER SHARE	($0.00)	($0.00)

DILUTED INCOME (LOSS) PER SHARE	($0.00)	($0.00)

WEIGHTED-AVERAGE OUTSTANDING SHARES	4,422,983	4,422,983

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($1,887)	($4,529)
Increase (decrease) in accounts payable	0	0
Increase (decrease) in other accrued payables	800	800
Increase (decrease) in accrued interest	1,045	1,045

Net cash used in operating activities	(42)	(2,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	3,000

Net cash provided by financing activities	0	3,000

NET INCREASE (DECREASE) IN CASH	(42)	316
CASH, BEGINNING OF PERIOD	80	392

CASH, END OF PERIOD	$38	$708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	—	—

INCOME TAXES PAID

See Notes to Financial Statements

Notes to Financial Statements (Unaudited)

NOTE 1 – Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Jilco Industries, Inc. (the “Company”) has been inactive since April 2, 1968 when it was discharged from bankruptcy under its previous name of Sportways, Inc. It has not engaged in any revenue generating activities since that time nor since the last filing of its Form 10-Q on March 29, 2010 for the quarter ended April 30, 2009. The expenses the Company has incurred since that time represent those necessary to keep the Company in good standing with the United States Securities and Exchange Commission and in its state of residence.

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

NOTE 3 - NOTE PAYABLE SHAREHOLDER

Note Payable Shareholder at October 31, 2009 consisted of the following, all of which is in compliance with its terms:

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest is due on demand.

SCHEDULE OF NOTE PAYABLE SHAREHOLDER

AS OF OCTOBER 31, 2009

Ending Balance July 31, 2009	$38,000
Funds Advanced during Fiscal Quarter Ending October 31, 2009	0

Ending Balance October 31, 2009	$38,000

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

Annual Net Tax Losses Sustained and Applied and Deferred Recoverable Assets

Tax Year	Loss Sustained	Loss Previously Applied	Loss Remaining	Valuation Allowance	Deferred Recoverable Tax Assets
July 31, 1992	$950	$0	$950	$950	$0
July 31, 1993	$920	$0	$920	$920	$0
July 31, 1994	$2,002	$0	$2,002	$2,002	$0
July 31, 1995	$878	$0	$878	$878	$0
July 31, 1996	$925	$0	$925	$925	$0
July 31, 1997	$3,393	$0	$3,393	$3,393	$0
July 31, 1998	$44,728	$0	$44,728	$44,728	$0
July 31, 1999	$9,760	$0	$9,760	$9,760	$0
July 31, 2000	$14,846	$0	$14,846	$14,846	$0
July 31, 2001	$463	$0	$463	$463	$0
July 31, 2002	$2,482	$0	$2,482	$2,482	$0
July 31, 2003	$965	$0	$965	$965	$0
July 31, 2004	$720	$0	$720	$720	$0
July 31, 2005	$1,919	$0	$1,919	$1,919	$0
July 31, 2006	$1,157	$0	$1,157	$1,157	$0
July 31, 2007	$10,586	$0	$10,586	$10,586	$0
July 31, 2008	$53,407	$0	$53,407	$53,407	$0
July 31, 2009	$14,077	$0	$14,077	$14,077	$0

TOTAL	$164,178	$0	$164,178	$164,178	$0

NOTE 5 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibits 31.1 and 32.1 of this Annual Report, the Company’s Chief Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of October 31, 2009. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes since the Company’s last filed reports that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our affiliates have for a number of years, and intend continue during the foreseeable future, to lend us all funds necessary for us to maintain our corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to us during the fiscal quarters ending October 31, 2009 and October 31, 2008.

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

No matter was submitted during the fiscal quarter ended October 31, 2009 to a vote of our security holders through the solicitation of proxies or otherwise.

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

JILCO INDUSTRIES, INC.

Date: April 1, 2010	By:	/s/ Martha Kretzmer
Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer