Form 10-K
period 2009-07-31
JILCO INDUSTRIES INC
filed 2010-04-08
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

The issuer’s revenue for the fiscal year ended July 31, 2009 was $0.

On July 31, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $0 computed by reference to the price at which the common equity was last transacted on that date.

On July 31, 2009, the issuer had approximately 4,422,983 shares of Common Stock, no par value issued and outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☑

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

We have had recurring losses and expect losses to continue for the foreseeable future. We incurred net losses of $14,092 and $22,429 during the fiscal years ended July 31, 2009 and 2008 respectively. See the Financial Statements and related notes begin on Page F-1 of this Annual Report which show net losses at each reported fiscal year end and each interim fiscal quarter. Presently we do not have revenue-producing operations. Any future operations may not be sufficient to generate the revenues necessary to reach profitability.

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

No matter was submitted during the fiscal years ended July 31, 2009 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Our common stock is not traded in any public trading market.

(b) Holders.

On July 31, 2009, our common stock of record was held by approximately 788 holders.

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

Issuer Purchases of Equity Securities

During our fiscal year ended July 31, 2009, no purchase was made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities and Exchange Act of 1934, of shares or other units of any class of our equity securities that is registered by us pursuant to section 12 of that Act.

Recent Sales of Unregistered Equity Securities

We did not sell any equity securities during the fiscal year ended July 31, 2009 that were not registered under the Securities Act of 1933.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of July 31, 2009 unless expressly stated otherwise, and we undertake no duty to update this information.

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

Results of Operations—Comparison of the Years Ended July 31, 2009 and 2008

Revenue

We had no revenues from operations during either 2009 or 2008. We have focused our efforts on locating assets to recommence revenue-producing operations.

General and Administrative Expense

General and administrative expenses were $13,292 for the year ended July 31, 2009, compared to $21,629 for the year ended July 31, 2008, a decrease of $8,337. This decrease is attributable to decreases in professional fees.

Interest Expense

Interest expense was $4,180 for the year ended July 31, 2009 , and $4180 for the year ended July 31, 2008. No change is expected in subsequent years .

Net Loss

We had a net loss of $14,092 or $0.00 per share for the year ended July 31, 2009, compared to a net loss of $22,429 or $0.01 per share for the year ended July 31, 2008. We expect to incur additional net losses attributable to continued expenditures until we have revenues sufficient to offset continued expenditures.

Liquidity and Capital Resources

We have incurred negative cash flow from operations since our inception. As of July 31, 2009, we had cash of $80 and an accumulated deficit of $1,115,071. Our negative operating cash flow since inception has been funded through affiliate and shareholder loans.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $14,092 and negative cash flow from operations of $9,912 for the year ended July 31, 2009, and a stockholders deficit of $1,115,071 as of July 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

(b) There was no change in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of July 31, 2009 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of any class of our common stock and as to each class of our equity securities beneficially owned by our directors, and directors & officers as a group:

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

Other than as otherwise set forth in this Annual Report, during the last two years there have been no transactions, or are there any proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions does not exceed $60,000:

•	Any of our directors or executive officers;

•	Any nominee for election as a director;

•	Any security holder named in this Annual Report as beneficially owning more than 5% of our outstanding common stock; and

•	Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the above persons.

Item 13.	Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(1) to the Company’s 1989 Form 10-K).

3.2	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3(2) to the Company’s 1989 Form 10-K).

3.3	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(1) to the Company’s January 31, 2007 Form 10-QSB).

3.4	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(2) to the Company’s January 31, 2007 Form 10-QSB).

10.1	Revolving Demand Note, dated November 10, 1995, between the Company and TRACO (incorporated by reference to Exhibit 10(1) to the Company’s 1996 Form 10-K).

10.2	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.3	Revolving Demand Note, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1990 Form 10-K).

10.4	Note Extension and Modification Agreement, dated December 1, 1992, between the Company and Leonard M. Ross. (incorporated by reference to Exhibit 10(1) to the Company’s 1993 Form 10-K).

10.5	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1990 Form 10-K).

10.6	Revolving Demand Note, dated December 18, 1987, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(1) to the Company’s 1989 Form 10-K).

10.7	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.8	Note Extension and Modification Agreement, dated November 7, 1989, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(4) to the Company’s 1990 Form 10-K).

10.9	Note Extension and Modification Agreement, dated July 13, 1988, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(2) to the Company’s 1989 Form 10-K).

10.10	Promissory Note Extension Agreement, dated August 8, 1986, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.11	Promissory Note, dated August 9, 1972, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(3) to the Company’s 1989 Form 10-K).

10.12	Note Extension and Modification Agreement, effective December 31, 1997, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10(12) to the Company’s 2006 Form 10-K).

10.13	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co. (incorporated by reference to Exhibit 10(13) to the Company’s 2006 Form 10-K).

10.14	Note Extension and Modification Agreement, effective December 31, 1999, between the Company and Mill Equities Co (incorporated by reference to Exhibit 10(14) to the Company’s 2006 Form 10-K)..

10.15	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(15) to the Company’s 2006 Form 10-K).

10.16	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(16) to the Company’s 2006 Form 10-K).

10.17	Note Extension and Modification Agreement, effective December 31, 1994, between the Company and Leonard M. Ross (incorporated by reference to Exhibit 10(17) to the Company’s 2006 Form 10-K).

10.18	Unregistered Sale of Equity Securities (incorporated by reference to Exhibit 10(1) to the Company’s August 9, 2007 Form 8-K)

31.1	Rule 13a-14(a) Certification.**

32.1	Section 1350 Certification.**

**	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

We have not retained principal accountants for the audit of our annual financial statements for our fiscal year ended July 31, 2009. Therefore, no fees were billed by principal accountants for any audit services for our fiscal year ended July 31, 2009, or for the review of financial statements included in our Forms 10-QSB or contained herein. No services were provided by principal accountants in connection with statutory and regulatory filings or engagements for this fiscal year.

Audit-Related Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants in our fiscal year ended July 31, 2009 and no professional services were rendered by any principal accountants for assurance and related services by any principal accountants.

Tax Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants in our fiscal year ended July 31, 2009 and no professional services were rendered by any principal accountants for tax compliance, tax advice, and tax planning.

All Other Fees

Since principal accountants were not engaged, nothing was billed by any principal accountants of our fiscal year ended July 31, 2009 and no professional services were rendered by any principal accountants for products and services provided by the principal accountants, other than the services reported above Item 14.

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

JILCO INDUSTRIES, INC.

Date: April 8, 2010	By:	/S/ MARTHA KRETZMER
Martha Kretzmer
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JILCO INDUSTRIES, INC.

Date: April 8, 2010	By:	/S/ MARTHA KRETZMER
Martha Kretzmer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: April 8, 2010	By:	/S/ MARTHA KRETZMER
Martha Kretzmer
President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: April 8, 2010	By:	/S/ MARTHA KRETZMER
Martha Kretzmer Director

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	July 31, 2009	July 31, 2008	July 31, 2007
ASSETS
CURRENT ASSETS
Cash	$80	$392	$1,551

TOTAL CURRENT ASSETS	80	392	1,551

TOTAL ASSETS	$80	$392	$1,551

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$0	$0	$1,910
Advances	28,600	19,000	0
Interest payable	34,376	30,196	158,075
Note payable shareholder	38,000	38,000	170,166
Other Accrued Payables	0	800	800

Total current liabilities	100,976	87,996	330,951
SHAREHOLDERS’ EQUITY
Preferred stock, no par value 10,000,000 shares authorized-none outstanding
Common stock, no par value 250,000,000 shares authorized 4,422,983 shares issued and outstanding on 4/30/08 and 899,978 shares issued and outstanding on 7/31/07	1,014,175	1,014,175	749,950
Accumulated deficit	(1,115,071)	(1,101,779)	(1,079,350)

Total shareholders’ deficit	(100,896)	(87,604)	(329,400)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$80	$392	$1,551

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	YEARS ENDED
	July 31, 2009	July 31, 2008	July 31, 2007
EXPENSES
Interest expense	$4,180	$4,180	$13,490
Legal/Professional fees	2,219	5,274	24,924
Public filing fees	6,725	11,329	7,818
Fees and licenses	0	25	245
Sundry & other	168	821	4,083

TOTAL EXPENSES	13,292	21,629	50,560

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(13,292)	(21,629)	(50,560)
PROVISION FOR INCOME TAXES	800	800	816

NET INCOME (LOSS)	$(14,092)	$(22,429)	$(51,376)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.09)

DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.09)

WEIGHTED-AVERAGE SHARES OUTSTANDING	4,422,983	4,355,603	543,739

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	YEARS ENDED
	July 31, 2009	July 31, 2008	July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(14,092)	$(22,429)	$(51,360)
Increase (Decrease) in Accounts Payable	0	(1,910)	1,910
Increase (Decrease) in Accrued Interest	4,180	(127,986)	13,490
Increase (Decrease) in Accrued Payables	0	0	0
(Increase) Decrease in notes receivable	0	132,166	0

NET CASH USED IN OPERATING ACTIVITIES	(9,912)	(20,159)	(35,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances	9,600	19,000	37,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,600	19,000	37,000

NET INCREASE (DECREASE) IN CASH	(312)	(1,159)	1,040
CASH, BEGINNING OF PERIOD	392	1,551	512

CASH, END OF PERIOD	$80	$391	$1,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST PAID	—	—	—

INCOME TAXES PAID	$800	$800	$800

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

SCHEDULE OF NOTE PAYABLE TO SHAREHOLDER

AS OF JULY 31, 2009

Beginning Balance July 31, 2008	$38,000
Funds Advanced during Fiscal Quarter Ending April 30, 2009	0

Ending Balance July 31, 2009	$38,000

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

Annual Net Tax Losses Sustained and Applied and Deferred Recoverable Assets

Tax Year	Loss Sustained	Loss Previously Applied	Loss Remaining	Valuation Allowance	Deferred Recoverable Tax Assets

July 31, 1992	$950	$0	$950	$950	$0
July 31, 1993	$920	$0	$920	$920	$0
July 31, 1994	$2,002	$0	$2,002	$2,002	$0
July 31, 1995	$878	$0	$878	$878	$0
July 31, 1996	$925	$0	$925	$925	$0
July 31, 1997	$3,393	$0	$3,393	$3,393	$0
July 31, 1998	$44,728	$0	$44,728	$44,728	$0
July 31, 1999	$9,760	$0	$9,760	$9,760	$0
July 31, 2000	$14,846	$0	$14,846	$14,846	$0
July 31, 2001	$463	$0	$463	$463	$0
July 31, 2002	$2,482	$0	$2,482	$2,482	$0
July 31, 2003	$965	$0	$965	$965	$0
July 31, 2004	$720	$0	$720	$720	$0
July 31, 2005	$1,919	$0	$1,919	$1,919	$0
July 31, 2006	$12,735	$0	$12,735	$12,735	$0
July 31, 2007	$10,586	$0	$10,586	$10,586	$0
July 31, 2008	$146,058	$0	$146,058	$146,058	$0
July 31, 2009	$13,292	$0	$13,292	$13,292	$0

TOTAL	$267,622	$0	$267,622	$267,622	$0

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