Form 10-Q
period 2010-01-31
JILCO INDUSTRIES INC
filed 2010-04-09
CIK 53540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended January 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On January 31, 2010 there were 4,422,988 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

JILCO INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JILCO INDUSTRIES, INC.

BALANCE SHEETS

(UNAUDITED)

	January 31, 2010	July 31, 2009
ASSETS
CURRENT ASSETS
Cash	$4	$80

TOTAL CURRENT ASSETS	4	80

TOTAL ASSETS	$4	$80

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$0	$0
Advance	$28,600	$28,600
Interest payable	35,421	34,376
Note payable shareholder	38,000	38,000
Other Accrued Payables	800	0

Total current liabilities	102,821	100,976
SHAREHOLDERS’ EQUITY
Preferred stock, no par value 10,000,000 shares authorized-none outstanding
Common stock, no par value 250,000,000 shares authorized 4,422,983 shares issued and outstanding on 1/31/08 and 899,978 shares issued and outstanding on 7/31/07	1,014,175	1,014,175
Accumulated deficit	(1,116,992)	(1,115,071)

Total shareholders’ deficit	(102,817)	(100,896)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$4	$80

JILCO INDUSTRIES, INC.

STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
EXPENSES
Interest expense	1,045	1,045	$2,090	$2,090
Legal/Professional fees	0	900	0	900
Public filing fees	0	1,993	0	4,635
Fees and licenses	0	0	0	0
Sundry & other	34	42	76	84

TOTAL EXPENSES	1,079	3,980	2,166	7,709

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,079)	(3,980)	(2,166)	(7,709)
PROVISION FOR INCOME TAXES	0	0	800	800

NET INCOME (LOSS)	($1,079)	($3,980)	($2,966)	($8,509)

BASIC INCOME (LOSS) PER SHARE	($0.00)	($0.00)	($0.00)	($0.00)

DILUTED INCOME (LOSS) PER SHARE	($0.00)	($0.00)	($0.00)	($0.00)

WEIGHTED-AVERAGE SHARES OUTSTANDING	4,422,983	4,422,983	4,422,983	4,422,983

See Notes to Financial Statements

JILCO INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($1,079)	($3,980)	($2,166)	($7,709)
Increase (Decrease) in Accounts Payable	0	0	0	0
Increase in Accrued Interest	1,045	1,045	2,090	2,090
Increase (Decrease) in Accrued Expenses	0	(800)	0	(800)

NET CASH USED IN OPERATING ACTIVITIES	(34)	(3,735)	(76)	(6,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advances	0	4,000	0	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	4,000	0	7,000

NET INCREASE (DECREASE) IN CASH	(34)	265	(76)	581
CASH, BEGINNING OF PERIOD	38	708	80	392

CASH, END OF PERIOD	$4	$973	$4	$973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST PAID	—	—	—	—

INCOME TAXES PAID	800	800	$800	$800

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

NOTE 3 - NOTE PAYABLE SHAREHOLDER

Note Payable Shareholder at January 31, 2010 consisted of the following, all of which is in compliance with its terms:

11% Note - Revolving unsecured note payable, interest accrues at 11% per annum. Principal and accrued interest is due on demand.

SCHEDULE OF NOTE PAYABLE TO SHAREHOLDER

AS OF JANUARY 31, 2010

Ending Balance October 31, 2009	$38,000
Funds Advanced during Fiscal Quarter Ending January 31, 2010	0

Ending Balance January 31, 2010	$38,000

NOTE 4 - INCOME TAXES

For the years ended July 31, 2000 - 2009, the Company did not provide a provision for income taxes due to the net losses incurred. At July 31 in each of those years the Company had approximately net operating loss carryforwards for federal and state income tax purposes as shown in the table below, that began to expire in 2000. The components of the Company’s deferred tax assets and liabilities for income taxes consisted of a deferred tax asset relating to the net operating loss carryforwards for such years as shown in the table below. The other components of the Company’s deferred tax assets and liabilities are immaterial. The Company has established a valuation allowance as shown in the table below for the years ended July 31, 2000 - 2009, to fully offset its deferred tax assets as the Company does not believe the recoverability of these deferred tax assets is more likely than not. The valuation allowance increased as shown in the table below during the years ended July 31, 2000 - 2009.

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

Our affiliates have for a number of years, and intend continue during the foreseeable future, to lend us all funds necessary for us to maintain our corporate and filing status. The Statements of Cash Flows appearing in the financial statements of this Quarterly Report show funds lent to us during the fiscal quarters ending January 31, 2010 and January 31, 2009.

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

No matter was submitted during the fiscal quarter ended January 31, 2010 to a vote of our security holders through the solicitation of proxies or otherwise.

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

JILCO INDUSTRIES, INC.

Date: April 9, 2010	By:	/s/ Martha Kretzmer
Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer